Form 10QSB
period 2006-11-30
PLUSH MALL, INC.
filed 2007-02-20
CIK 1382231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number 333-139049

                                PLUSH MALL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Nevada 20-4119257
          (State of Incorporation) (I.R.S. Employer Identification No.)

                        2764 Lake Sahara Drive, Suite 111
                               Las Vegas, NV 89117
                               -------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 938-3656
                                -----------------
              (Registrant's telephone number, including area code)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2006, the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                              Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of November 30, 2006 (Unaudited) and February 28, 2006.....  4

Statements of Operations for the three and nine months
ended November 30, 2006 and the period from
inception (July 9, 2004) to November 30, 2006 (Unaudited)....................  5

Statements of Cash Flows for the three and nine months
  ended November 30, 2006 and the period from
  inception (July 9, 2005) to November 30, 2006 (Unaudited)..................  6

Notes to Financial Statements November 30, 2006..............................  7

Item 2. Management's Discussion and Analysis
or Plan of Operation.........................................................  9

Item 3. Controls and Procedures ............................................. 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......... 11

Item 3. Defaults Upon Senior Securities ..................................... 11

Item 4. Submission of Matters to a Vote of Security Holders ................. 11

Item 5. Other Information ................................................... 11

Item 6. Exhibits ............................................................ 11

                                Plush Mall, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                November 30, 2006

                                   (Unaudited)
























BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                PLUSH MALL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                     November 30,   February 28,
                                                                         2006           2006
                                                                     (Unaudited)
                                                                     -----------    -----------

                                        ASSETS
CURRENT ASSETS
   Cash                                                              $     8,984    $      --
   Prepaid expenses                                                        1,200           --
                                                                     -----------    -----------

                                                                     $    10,184    $      --
                                                                     ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $     3,100    $      --
   Due to related party (Note 3)                                           3,121          3,099
                                                                     -----------    -----------
                                                                           6,221          3,099
                                                                     -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 2)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock (February 28, 2006-nil)           10,200           --
   Additional paid-in capital                                             12,800           --
   Deficit accumulated during the development stage                      (19,037)        (3,099)
                                                                     -----------    -----------

                                                                           3,963         (3,099)
                                                                     -----------    -----------

                                                                     $    10,184    $      --
                                                                     ===========    ===========



      The accompanying notes are an integral part of these financial statements.

                                PLUSH MALL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                                 Cumulative results
                                                                                                                  from July 9, 2004
                                                                                                                      (date of
                                                                                                                    inception) to
                                                            Three months ended           Nine months ended        November 30, 2006
                                                               November 30,                 November 30,
                                                            2006           2005          2006          2005
                                                        -------------- ------------- ------------- ------------- -------------------
  GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                  $        340    $      --     $     10,000    $        905    $      8,373
   Professional fees                                          3,000           --            5,938            --            10,664
                                                       ------------    -----------   ------------    ------------    ------------
                                                              3,340           --           15,938             905          19,037
                                                       ------------    -----------   ------------    ------------    ------------

NET LOSS                                               $     (3,340)   $      --     $    (15,938)   $       (905)   $    (19,037)
                                                       ============    ===========   ============    ============    ============


BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.00)   $       --    $       --      $      (0.00)
                                                       ============    ===========   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                                      10,200,000           --        9,050,182            --
                                                       ============    ===========   ============    ============


                     The accompanying notes are an integral part of these financial statements.

                                PLUSH MALL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Cumulative
                                                                                     results from
                                                                                     July 9, 2004
                                                            Nine months ended         (date of
                                                       --------------------------    inception) to
                                                       November 30,   November 30,   November 30,
                                                           2006           2005           2006
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $   (15,938)   $      (905)   $    19,037)
  Changes in operating assets and liabilities
      Prepaid expenses                                      (1,200)          --           (1,200)
     Accounts payable and accrued liabilities                3,100           --            3,100
                                                       -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (14,038)          (905)       (17,137)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        23,000           --           23,000
   Related party advances                                       22            905          3,121
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   23,022            905         26,121
                                                       -----------    -----------    -----------

NET INCREASE IN CASH                                         8,984           --            8,984

CASH, BEGINNING                                               --             --             --
                                                       -----------    -----------    -----------

CASH, ENDING                                           $     8,984    $      --      $     8,984
                                                       ===========    ===========    ===========

Supplemental disclosures with respect to cash flows:

  Interest paid                                        $      --      $      --      $      --
                                                       ===========    ===========    ===========

  Income taxes paid                                    $      --      $      --      $      --
                                                       ===========    ===========    ===========

           The accompanying notes are an integral part of these financial statements.

                                PLUSH MALL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
--------------------------------------------------------------------------------

Plush Mall, Inc. ("Plush Mall" or the "Company") is in the initial development stage. The Company was incorporated on July 9, 2004 in the State of Nevada. The Company intends to import and sell plush toys and other related products through its website and by other means as determined by the Company's market research. The focus of the Company will be to take advantage of the North American gift giving industry that is centered on annual holidays. The Company's principal business activities will include creating and maintaining an online store/website where customers can preview and purchase its products. The principal products will be plush toys and stuffed animals that are sourced in the Peoples Republic of China.

To date, the Company has generated no revenues from its business operations and has incurred operating losses since inception of $19,037. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issued shares and a private placement offering for up to 10,000,000 shares at $0.005 per share. As of November 30, 2006, the Company had sold 10,200,000 shares and had received $23,000 in proceeds from the sale of the Company's common stock of which 7,000,000 founders' shares were issued at $0.001 per share for total proceeds of $7,000 and 3,200,000 shares were issued at $0.005 per share for total proceeds of $16,000 pursuant to the private placement offering.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended August 31, 2006 included in the Company's Form S-B filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form S-B filing. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.

NOTE 2 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. As of November 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

Private Placement
As of November 30, 2006, the Company had sold 3,200,000 shares and had received $16,000 in proceeds from the sale of the Company's common stock.

NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of November 30 2006, a director of the Company advanced $3,121 (November 30, 2005 - $2,604) to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

--------------------------------------------------------------------------------
NOTE 4 - INCOME TAXES

As of November 30, 2006, the Company had net operating loss carryforwards of approximately $19,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Plush Mall, Inc. ("Plush Mall" the "Company," "we," "us") is a development stage company, incorporated on July 9, 2004, in the State of Nevada, to establish itself in the plush toy giftware sales business. Our principal business activities will include creating and maintaining an online store at our website where customers can preview and purchase our plush toy products and giftware services. Our principal products will be plush toys and stuffed animals that we source through manufacturers in the Peoples Republic of China ("PRC," "China"). Our target market is comprised of young families and adults under 45 years of age, who typically purchase holiday gifts several times a year.

The Company did not generate any revenue during the three months ended November 30, 2006.

Total expenses the three months ending November 30, 2006 were $3,340 resulting in an operating loss for the period of $3,340. Basic net loss per share amounted to nil for the three months ended November 30, 2006. The operating loss for the period is a result of professional fees related to the preparation of Securities and Exchange Commission filings and office and general expenses.

Office and general expenses for the three months ended November 30, 2006 were $340. The office and general expenses relate to the costs of purchasing office supplies and maintaining office operations.

Professional fees for the quarter ending November 30, 2006 were $3,000. This expense was for the engaged review of the company's financial statements.

Accounts payable for the period ending November 30, 2006 is $3,100.

As of November 30, 2006 the Director of the Company has advanced $3,121 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the three months ending November 30, 2006 was nil.

On December 1, 2006 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of December 28, 2006 at 5:00 PM EST.

Plan of Operation

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional capital through private equity placements or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its business plan, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

From inception the company has been primarily focused on preparing it's registration statement and determining its business strategy. Over the next 12 months the company plans to initiate its business operations. It will firstly identify what products it will sell through its website, create the website and develop marketing plans to create interest in and purchasing through our on-line store.

As its initial activity, the company intends to determine which items it will market and find a source or sources for its plush toy products. The company will undertake to identify those factories in China that are best able to supply the toys we intend to sell. Our President anticipates that it will be necessary to travel to Asia and to visit the chosen product manufacturers so as to purchase product samples and initiate negotiations with the intent of arriving at pricing and delivery terms satisfactory to the business. The company expects to expend approximately $20,000 on this activity.

Concurrently with making these arrangements for the physical delivery of our initial products, we plan to hire an independent third party service provider to develop our website to display our product line to prospective customers. We expect that the cost for developing and establishing the site on-line will be approximately $10,000.

Once the site is active, we plan to hire commission sales staff and begin our sales and marketing activities. The company anticipates the costs of its sales and marketing efforts to be $10,000 and the sales cycle (the length of time between initial customer contact and sale completion) to be a minimum of 90 days.

The company intends to be fully operational within the next twelve months.

Off-Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $40,000 over the next twelve months and the cost of maintaining its reporting status is estimated to be $12,000 over the same period. The officer and director, Mr. Reicher has undertaken to provide the Company with initial operating and loan capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Plush Mall, Inc.


           BY:      /s/ Lorne Reicher
                     ----------------------
                    Lorne Reicher

                    President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and sole Director

                    Dated:  February 20, 2007