Form 10KSB
period 2007-02-28
PLUSH MALL, INC.
filed 2007-05-29
CIK 1382231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
                                   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended February 28, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

                        Commission File Number: 000-52645

                                PLUSH MALL, INC.
                 (Name of small business issuer in its charter)

             Nevada                                              20-4119257
--------------------------------                            -------------------
(State of or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

              Suite 111, 2764 Lake Sahara Drive Las Vegas, NV 89117
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuers telephone number: (702) 938-3656

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES [X]   NO [ ]

Issuer's revenues for most recent fiscal year -- Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common shares via a private placement offering of the common equity was $3,200 on February 28, 2007.

State the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of February 28, 2007 the registrant had 10,200,000 shares of common shares, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Statement Regarding Forward-Looking Information ...................................   2

PART I

Item 1.   Description of Business .................................................   3
Item 2.   Description of Property .................................................   3
Item 3.   Legal Proceedings .......................................................   3
Item 4.   Submission of Matters to a Vote of Security Holders .....................   4

PART II
Item 5.   Market for the Registrant's Common Equity and Related
              Shareholder Matters .................................................   4
Item 6.   Management's Discussion and Analysis or Plan of Operation ...............   4
Item 7.   Financial Statements.....................................................   6
                  Report of Independent Registered Accounting Firm ................   7
                  Balance Sheet ...................................................   8
                  Statements of Operations ........................................   9
                  Statements of Stockholders' Equity ..............................  10
                  Statements of Cash Flows ........................................  11
                  Notes to Financial Statements ...................................  12
Item 8.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosures ...............................  15
Item 8A.  Controls and Procedures .................................................  15

PART III
Item 9.   Directors and Executive Officers, Promoters and Control Persons .........  15
Item 10.  Executive Compensation ..................................................  17
Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters .........................  17
Item 12.  Certain Relationships and Related Transactions ..........................  17
Item 13.  Exhibits ................................................................  18
Item 14.  Principal Accountant Fees and Services ..................................  18

Signatures ........................................................................  18

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue" or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Plush Mall, Inc. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filing by going to the Commission's website at http://www.sec.gov.

Please note that throughout this annual report, and unless otherwise noted, the words "we", "our", "us", the "Company" or "Plush Mall" refer to Plush Mall, Inc.

                                     PART I

Item 1.   Description of the Business.

Business Development: Plush Mall, Inc. was incorporated in the State of Nevada as a for-profit company on July 9, 2004. We are a development stage company organized to import and market plush toys and related products primarily to the North American marketplace. Since inception the company has not been involved in any bankruptcy, receivership or similar proceeding nor has it been engaged in any material reclassification, merger, consolidation or purchase or sale of any of its assets not in the ordinary course of business.

Business of Issuer: Our principal business activities is creating and maintaining an online store at our website where customers can preview and purchase our plush toy products and giftware services. Our principal products are plush toys and stuffed animals that we source through manufacturers in the Peoples Republic of China ("PRC," "China"). Our target market is comprised of young families and adults under 45 years of age, who typically purchase holiday gifts several times a year.

We intend to distinguish ourselves from our competition by allowing consumers to package, purchase, gift-wrap and arrange for the delivery of their selections of plush toys (and other related products that we may choose to add over time). We will design packages - including baskets, toy boxes, and brightly colored plastic pails - for specific holiday seasons. We will offer packages in various sizes and at various prices. The products will be aggregated in small, medium and large packages and the selected gift package will stipulate the allowable mix.

As we generate revenues, we intend to further develop our website and expand our line of products. Significant portions of revenues will be re-invested in marketing our online store. If we generate significant traffic at our website, we may choose to incorporate banner advertising programs to create a secondary revenue stream.

The company is operated by its sole officer and director and does not have any employees.

Item 2.   Description of the Property.

Plush Mall, Inc.'s principle address is Suite 111, 2764 Lake Sahara Drive, Las Vegas, Nevada, 89117. Plush Mall, Inc. rents shared office space. This property arrangement satisfies the current needs of Plush Mall, Inc. and will be adequate up to the point that Plush Mall, Inc. initiates operations

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters.

Currently the Company's common shares are not listed on any exchange nor are its common shares quoted on any public medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

As of February 28, 2007, the Company had thirty-three (33) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Management Discussion, Financial Condition or Plan of Operation.

Plan of Operation

We have not yet generated or realized any revenues from our business operations. As of the fiscal year ended February 28, 2007 the company had $4,455 in cash. We anticipate that our current cash holdings and cash generated from operations will be insufficient to satisfy our liquidity requirements over the next twelve months and we will seek to obtain additions funding. We will require working capital to support our web site development, our marketing plan, travel to secure our product line and to pay legal and accounting fee's. We anticipate raising additional capital through the sale of our common stock, debt securities or alternative sources of financing.

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing activities, which would harm the Company's financial condition and operating results.

There can be no assurance that we will be successful in raising additional equity financing, and, thus be able to satisfy the future cash requirements. The company depends on capital to be derived from future financing activities such as subsequent offerings of our shares. Management believes that if subsequent private placements are successful, the Company will be able to generate revenue from sales of its products and achieve liquidity within the next twelve to fourteen months. However, investors should be aware that this is based upon speculation and there can be no assurance that we will ever be able to reach a level of profitability.

Over the next 12 months we plan to raise capital and start sourcing our products. We intend to hire an independent third party service provider to develop our web site in order to display our products, hire commission sales staff and begin our sales and marketing activities.

We intend to begin sourcing products by determining which factories in China to purchase product samples from and negotiate pricing and delivery schedules for the products chosen. Once the company has identified its candidate suppliers, our sole officer and director will travel to Asia and visit these product manufacturers. The cost of travel and initial sample orders is expected to be approximately $20,000.

Concurrently with our arrangements for the physical delivery of our initial product samples, we will hire an independent third party service provider to develop a website to display our product line to prospective customers. We estimate that the web site will cost $10,000 to build and place online.

We also intend to hire a commission sales person to begin our sales and marketing efforts. We anticipate the costs of our sales and marketing efforts to be approximately $10,000 and the sales cycle (the length of time between initial customer contact and sale completion) to be a minimum of 90 days.

If we can source a desirable product line for purchase at acceptable prices and we receive a positive reaction from our potential customers, we will attempt to raise money through a private placement, public offering or through loans to purchase additional inventory to finance large product orders.

As the Company expands its business, it will likely incur losses. We plan to fund these losses through revenues generated from our marketing activities. If we are unable to satisfy our capital requirements through revenue production or if we are unable to raise additional capital through the sale of our common shares, we may have to borrow funds in order to sustain our business. There can be no assurance or guarantee given that we will be able to borrow funds because we are a new business and the future success of the Company is highly speculative.

At present, our sole officer and director is unwilling to make any commitment to loan us any funds, but may reconsider if we source desirable products at reasonable pricing. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our product sourcing or marketing efforts because we don't have enough money, we will cease our sourcing, marketing and web site design operations until we raise money. Attempting to raise capital after failing in any phase of our promotional product-sourcing plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial product sourcing. Once we have obtained our internet domain, we will hire an independent consultant to build the site. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

The Company does not expect to purchase or sell any significant equipment and has no material commitments.

We have not current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officer and director, Lorne Reicher has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. As of February 28, 2007 our officer and director has advanced the company $3,121 in an unsecured , non-interest bearing loan with no terms of repayment.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.   Financial Statements

                                Plush Mall, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2007











REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Plush Mall, Inc.:

We have audited the accompanying balance sheets of Plush Mall, Inc. a development stage company as February 28, 2007 and 2006 and the statements of operations, stockholders' deficit and cash flows for the years ended February 28, 2007 and 2006, and the period from July 9, 2004 (date of inception) through February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Plush Mall, Inc. as of February 28, 2007 and 2006, the results of its operations and its cash for the years ended February 28, 2007 and 2006 and the period from July 9, 2004 (date of inception) through February 28, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
May 2, 2007

                                PLUSH MALL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                        February 28,   February 28,
                                                            2007          2006
                                                        -----------    -----------

                                     ASSETS
CURRENT ASSETS
   Cash                                                 $     4,455    $      --
   Prepaid expenses                                           1,036           --
                                                        -----------    -----------

                                                        $     5,491    $      --
                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $    10,593    $      --
   Due to related party (Note 4)                              3,121          3,099
                                                        -----------    -----------

                                                             13,714          3,099
                                                        -----------    -----------

GOING CONCERN (Note 1)

                             STOCKHOLDERS' DEFICIT
   Capital stock (Note 3)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock (2006 - NIL)         10,200           --
   Additional paid-in capital                                12,800           --
   Deficit accumulated during the development stage         (31,223)        (3,099)
                                                        -----------    -----------

                                                             (8,223)        (3,099)
                                                        -----------    -----------

                                                        $     5,491    $      --
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                                                   PLUSH MALL, INC.
                                             (A Development Stage Company)

                                               STATEMENTS OF OPERATIONS

                                                                                   Year ended           July 9, 2004
                                                                                  February 28,        date of inception)
                                                                           --------------------------  to  February 28,
                                                                               2007           2006           2007
                                                                           -----------    -----------    -----------

  GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                                      $     8,239    $     1,400    $    10,674
   Professional fees                                                            19,885           --           20,549
                                                                           -----------    -----------    -----------

                                                                                28,124          1,400         31,223
                                                                           -----------    -----------    -----------

NET LOSS                                                                   $   (28,124)   $    (1,400)   $   (31,223)
                                                                           ===========    ===========    ===========



BASIC AND DILUTED NET LOSS PER SHARE                                       $     (0.00)   $     (0.00)
                                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED
                                                                             9,406,667           --
                                                                           ===========    ===========





              The accompanying notes are an integral part of these financial statements.



                                                      PLUSH MALL, INC.
                                                (A Development Stage Company)

                                             STATEMENT OF STOCKHOLDERS' DEFICIT

                          FOR THE PERIOD FROM JULY 9, 2004 (DATE OF INCEPTION) TO FEBRUARY 28, 2007



                                                                                                   Deficit
                                                           Common Stock                          Accumulated
                                                   ---------------------------    Additional      During the
                                                      Number                       Paid-in       Development
                                                     of shares       Amount        Capital         Stage            Total
                                                   ------------   ------------   ------------   ------------    ------------
Balance, July 9, 2004                                      --     $       --     $       --     $       --      $       --

Net loss                                                   --             --             --           (1,699)         (1,699)
                                                   ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2005                                 --             --             --           (1,699)         (1,699)

Net loss                                                   --             --             --           (1,400)         (1,400)
                                                   ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2006                                 --             --             --           (3,099)         (3,099)

Common stock issued for cash at $0.001 per share
- March 31, 2006                                      7,000,000          7,000           --             --             7,000
Common stock issued for cash at $0.005 per share
- March 31, 2006                                      3,200,000          3,200         12,800           --            16,000

Net loss                                                   --             --             --          (28,124)        (28,124)
                                                   ------------   ------------   ------------   ------------    ------------

Balance, February 28, 2007                           10,200,000   $     10,200   $     12,800   $    (31,223)   $     (8,223)
                                                   ============   ============   ============   ============    ============




                         The accompanying notes are an integral part of these financial statements.


                                PLUSH MALL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                               Year ended           July 9, 2004
                                                              February 28,        date of inception)
                                                       --------------------------  to  February 28,
                                                           2007           2006           2007
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $   (28,124)   $    (1,400)   $   (31,223)
  Changes in operating assets and liabilities
      Prepaid expenses                                      (1,036)          --           (1,036)
     Accounts payable and accrued liabilities               10,593           --           10,593
                                                       -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (18,567)        (1,400)       (21,666)
                                                       -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    23,000           --           23,000
  Related party advances                                        22          1,400          3,121
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   23,022          1,400         26,121
                                                       -----------    -----------    -----------

INCREASE IN CASH                                             4,455           --            4,455

CASH, BEGINNING                                               --             --             --
                                                       -----------    -----------    -----------

CASH, ENDING                                           $     4,455    $      --      $     4,455
                                                       ===========    ===========    ===========



Supplemental disclosures with respect to cash flows:

  Interest paid                                        $      --      $      --      $      --
                                                       ===========    ===========    ===========

  Income taxes paid                                    $      --      $      --      $      --
                                                       ===========    ===========    ===========




          The accompanying notes are an integral part of these financial statements.

                                PLUSH MALL, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

                                FEBRUARY 28, 2007
 -------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS

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


Going Concern
-------------

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,223 and has a working capital deficiency of $8,223 at February 28, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
---------------------
These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation
----------------------------
In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Website Development Costs
-------------------------
The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase, including costs of acquiring content, are expensed as incurred. The Company has not currently incurred any significant development costs relating to its operational websites.

Financial instruments
---------------------
The carrying value of cash, accounts payable and accrued liabilities, and amounts due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Loss per common share
---------------------
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Income taxes
------------
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements
--------------------------------
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principle, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 had no impact on the financial position or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the year ended February 28, 2007 the Company issued 10,200,000 shares of its common stock for cash proceeds of $23,000.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of February 28, 2007, a director of the Company advanced $3,121 (2006 - $3,099) to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of February 28, 2007, the Company had net operating loss carryforwards of approximately $31,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

Subsequent to February 28, 2007 the Company received an unsecured, non interest bearing loan with no set terms of repayment, from a director in the amount of $10,000.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosures.

None

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Lorne Reicher conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of February 28, 2007 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended February 28, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Plush Mall's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the fiscal year end dated February 28, 2007. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of fiscal year ended February 28, 2007, our internal control over financial reporting is effective based on those criteria.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance.

Identification of Directors and Executive Officers


Name               Age    Term Served         Title
----               ---    -----------         -----
Lorne Reicher       50    Since inception     President, Secretary Treasurer,
                                              Principal Executive Officer
                                              Principal Financial Officer
                                                   and sole member of the Board of Directors

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Lorne Reicher, President, CEO, Director, Secretary/Treasurer
------------------------------------------------------------

Mr. Lorne Reicher, is our sole officer and director. Over the past 25 years, Lorne Reicher has managed several major sales and marketing programs. Mr. Reicher's experience spans catalog sales, marketing goods and services, marketing online education and successfully managing the franchising department of a major Canadian department store chain, Hartco Enterprises.

From September 2002 to present, Mr. Reicher was sales manager for Counterpath Solutions, Inc., a company specializing in voice over the Internet protocol telephony services and products, where he developed sales programs and international distribution channels.

From October 1999 to March 2002, Mr. Reicher was Vice President of Operations for Eduverse, marketing software for teaching English as a second language and online ESL instruction. Mr. Reicher started in the computer and high tech industry in 1976 where he designed and implemented an image based marketing campaign to increase awareness and service which effectively increased Wizard Computer Systems' sales by over 500% in 3 years. Mr. Reicher is not a director of any other reporting company.

Significant Employees
---------------------

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations
----------------

There are no family relationships among the Directors and Officers of Plush Mall, Inc.

Involvement in Legal Proceedings
--------------------------------

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 10.   Executive Compensation.

Our current executive officer and director does not receive any compensation and has not received any restricted shares awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility for determining the timing of remuneration for key personnel based upon such factors as positive cash flow to include shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                        Shares                Percent            Security
-----------------                        ------                -------            --------
Lorne Reicher
President and Director                   7,000,000             67.9%              Common
==========================================================================================
Officers and Directors as
a Group (1)                              7,000,000             67.9%              Common

The address for Lorne Reicher is 7958 11th Avenue, Burnaby, BC V3N 2N6 Canada. The above referenced common shares were paid for and issued in March, 2006, for consideration of $0.001 per share total consideration of $7,000.

Item 12.   Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Reicher anticipates devoting at a minimum, ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.                        Description
-----------                        -----------
          3.1       Articles of Incorporation [1]
          3.2       By-Laws of Plush Mall, Inc. [2]
         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
         32.1 Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company's SB-2 filed with the Commission on December 1, 2006.

[2] Incorporated by reference from the Company's SB-2 filed with the Commission on December 1, 2006.

  * Included in Exhibit 31.1
** Included in Exhibit 32.1

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended February 28, 2007 we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 28, 2007. For review of our financial statements for the quarters ended May 31, 2006, August 31, 2006 and November 30, 2006 we incurred approximately $6,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended February 28, 2007, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Plush Mall, Inc.

    Dated: May 29, 2007     /s/ Lorne Reicher
                            ----------------------
                            Lorne Reicher
                            President, Secretary Treasury, Principal Executive Officer and
                            Principal Financial Officer and Sole Director