Form 10QSB
period 2007-05-31
PLUSH MALL, INC.
filed 2007-07-23
CIK 1382231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2007

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number: 000-52645

                                PLUSH MALL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Nevada 20-4119257
          (State of Incorporation) (I.R.S. Employer Identification No.)

                        Suite 111, 2764 Lake Sahara Drive
                            Las Vegas, Nevada, 89117
                               -------------------
               (Address of Principal Executive Offices) (Zip Code)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2007, the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.
Transitional Small Business Disclosure Format (check one). Yes [ ]     No [X]


                                             Index

                                                                                          Page
                                                                                         Number
                                                                                         ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited .................................................  3

Interim Balance Sheets as of February 28, 2007 and May 31, 2007...........................  4

Interim Statements of Operations for the three month period ended May 31, 2006, the three month period ended May 31, 2007 and the period from inception (July 9, 2004) to May 31, 2007..................................................  5

Interim  Statements of Cash Flows for the three month period ended May 31, 2006, the three month period ended May 31, 2007 and the period from inception (July 9, 2004) to May 31, 2007..................................................  6

Notes to Interim Financial Statements May 31, 2007........................................  7

Item 2. Management's Discussion and Analysis
or Plan of Operation...................................................................... 10

Item 3. Controls and Procedures .......................................................... 12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................. 12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...................... 13

Item 3. Defaults Upon Senior Securities .................................................. 13

Item 4. Submission of Matters to a Vote of Security Holders .............................. 13

Item 5. Other Information ................................................................ 13

Item 6. Exhibits ......................................................................... 13

                                Plush Mall, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2007
                                   (unaudited)











BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                             PLUSH MALL, INC.
                                       (A Development Stage Company)

                                              BALANCE SHEETS




                                                                                    May 31,     February 28,
                                                                                     2007          2007
                                                                                 -----------    -----------
                                                                                 (unaudited)
                                                  ASSETS
CURRENT ASSETS
   Cash                                                                          $     3,950    $     4,455
   Prepaid expenses                                                                    1,036          1,036
                                                                                 -----------    -----------

                                                                                 $     4,986    $     5,491
                                                                                 ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $     5,500    $    10,593
   Due to related party (Note 4)                                                      13,122          3,121
                                                                                 -----------    -----------

                                                                                      18,621         13,714
                                                                                 -----------    -----------

GOING CONCERN (Note 1)

                             STOCKHOLDERS' DEFICIT
   Capital stock (Note 3)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,200,000 shares of common stock (February 28, 2007 - 10,200,000)              10,200         10,200
   Additional paid-in capital                                                         12,800         12,800
   Deficit accumulated during the development stage                                  (36,635)       (31,223)
                                                                                 -----------    -----------


                                                                                     (13,635)        (8,223)
                                                                                 -----------    -----------

                                                                                 $     4,986    $     5,491
                                                                                 ===========    ===========

              The accompanying notes are an integral part of these financial statements.




                                PLUSH MALL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Three months ended         July 9, 2004
                                                                                      May 31,                (date of
                                                                           ----------------------------    inception) to
                                                                                2007            2006       May 31, 2007
                                                                           ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                                      $       (462)   $      4,073    $     10,212
   Professional fees                                                              5,874           7,000          26,423
                                                                           ------------    ------------    ------------

                                                                                  5,412          11,073          31,223
                                                                           ------------    ------------    ------------

NET LOSS                                                                   $     (5,412)   $    (11,073)   $    (36,635)
                                                                           ============    ============    ============



BASIC AND DILUTED NET LOSS PER SHARE                                       $      (0.00)   $      (0.00)
                                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED     10,200,000       6,763,043
                                                                           ============    ============




                      The accompanying notes are an integral part of these financial statements.


                                PLUSH MALL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Three months ended        July 9, 2004
                                                                 May 31,               (date of
                                                       --------------------------    inception) to
                                                           2007            2006      May 31, 2007
                                                       -----------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $    (5,412)   $   (11,073)   $   (36,635)
  Changes in operating assets and liabilities
      Prepaid expenses                                        --           (1,200)        (1,036)
     Accounts payable and accrued liabilities               (5,093)          --            5,500
                                                       -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (10,505)       (12,273)       (32,171)
                                                       -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --           23,000         23,000
  Related party advances                                    10,000           --           13,121
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   10,000         23,000         36,121
                                                       -----------    -----------    -----------

INCREASE IN CASH                                              (505)        10,727          3,950

CASH, BEGINNING                                              4,455           --             --
                                                       -----------    -----------    -----------

CASH, ENDING                                           $     3,950    $    10,727    $     3,950
                                                       ===========    ===========    ===========





Supplemental disclosures with respect to cash flows:

  Interest paid                                        $      --      $      --      $      --
                                                       ===========    ===========    ===========

  Income taxes paid                                    $      --      $      --      $      --
                                                       ===========    ===========    ===========




        e accompanying notes are an integral part of these financial statements.

                                PLUSH MALL, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

                                  MAY 31, 2007
                                   (unaudited)
--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS
--------------------------------------------------------------------------------

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


Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $36,635 and has a working capital deficiency of $13,635 at May 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2007 included in the Company's Form S-B filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form S-B filing. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of presentation
These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

--------------------------------------------------------------------------------

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation
In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Website Development Costs
The Company has adopted the provisions of EITF 00-2 "Accounting for Web Site Development Costs" and AICPA SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" whereby costs incurred in the preliminary project phase are expensed as incurred; costs incurred in the application development phase are capitalized; and costs incurred in the post-implementation operating phase, including costs of acquiring content, are expensed as incurred. The Company has not currently incurred any significant development costs relating to its operational websites.

Financial instruments
The carrying value of cash, accounts payable and accrued liabilities, and amounts due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

--------------------------------------------------------------------------------

Stock-based compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the year ended February 28, 2007 the Company issued 10,200,000 shares of its common stock for cash proceeds of $23,000. No new stock has been issued for the three month period ended May 31, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of May 31, 2007, a director of the Company advanced $13,121 (May 31, 2006 - $3,099) to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of May 31, 2007, the Company had net operating loss carryforwards of approximately $31,000 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Plush Mall, Inc. ("Plush Mall," "the company," or "we,") is a development stage company incorporated in the State of Nevada on July 9, 2004 to import and market plush toys and related products primarily to the North American marketplace. Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we been engaged in any material reclassification, merger consolidation or purchase or sale of any of our assets not in the ordinary course of business.

We did not generate any revenue during the quarter ended May 31, 2007.

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

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing activities, which would harm our financial condition and operating results.

There can be no assurance that we will be successful in raising additional equity financing, and, thus be able to satisfy the future cash requirements. The company depends on capital to be derived from future financing activities such as subsequent offerings of our shares. Wet believe that if subsequent private placements are successful, the Company will be able to generate revenue from sales of its products and achieve liquidity within the next twelve to fourteen months. However, investors should be aware that this is based upon speculation and there can be no assurance that we will ever be able to reach a level of profitability.

Over the next 12 months we plan to raise capital and start sourcing our products. We intend to hire an independent third party service provider to develop our web site in order to display our products, hire commission sales staff and begin our sales and marketing activities.

We intend to begin sourcing products by determining which factories in China to purchase product samples from and initiate negotiations on pricing and delivery schedules for the products chosen. Once we have identified candidate suppliers, our sole officer and director will travel to Asia and visit these product manufacturers. The cost of travel and initial sample orders is expected to be approximately $20,000.

Concurrently with our arrangements for the physical delivery of our initial product samples, we will hire an independent third party service provider to develop a website to display our product line to prospective customers. We estimate that the web site will cost $10,000 to build and place online.

We also intend to hire a commission sales person to begin our sales and marketing activities. We anticipate the costs of our sales and marketing efforts to be approximately $10,000 and the sales cycle (the length of time between initial customer contact and sale completion) to be a minimum of 90 days.

If we can source a desirable product line for purchase at acceptable prices and receive a positive reaction from potential customers, we will attempt to raise money through a private placement, public offering or loans to purchase additional inventory to finance large product orders.

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

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the existing funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $40,000 over the next twelve months and the cost of maintaining its reporting status is estimated to be $12,000 over the same period. The officer and director, Lorne Reicher has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Dated:  July 23, 2007