Form 10QSB
period 2007-08-31
PLUSH MALL, INC.
filed 2007-10-15
CIK 1382231

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number      000-52645

PLUSH MALL, INC.
(Exact name of registrant as specified in its charter)

Nevada       20-4119257
(State of Incorporation) (I.R.S. Employer Identification No.)

Suite 111, 2764 Lake Sahara Drive
Las Vegas, Nevada, 89117

__________________________
Addresss of Principal Executive Offices) (Zip Code)

(702) 938-3656
__________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 31, 2007, the registrant had 10,200,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).    Yes [  ] No [X]

Index

                                                                                                                                   Page
                                                                                                                                Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements – Unaudited ..................................................................... 3

Interim Balance Sheets as of February 28, 2007 and August 31, 2007............................. 4

Interim Statements of Operations for the three month period
ended August 31, 2006, the three month period
ended August 31, 2007, the six month period
ended August 31, 2006 , the six month period
ended August 31, 2007 and the period from
inception (July 9, 2004) to August 31, 2007..................................................................... 5

Interim Statements of Cash Flows for the six month
period ended August 31, 2006, the six month
period ended August 31, 2007 and the period from
inception (July 9, 2004) to August 31, 2007.................................................................... 6

Notes to Interim Financial Statements August 31, 2007................................................... 7

Item 2. Management's Discussion and Analysis
or Plan of Operation………………………………………........................................... 8

Item 3. Controls and Procedures ................................................................................. 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………… 10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ……………….... 10

Item 3. Defaults Upon Senior Securities ………………………………….………….. 11

Item 4. Submission of Matters to a Vote of Security Holders ……………………….... 11

Item 5. Other Information ………………………………………………………..….. 11

Item 6. Exhibits ……………………………………………………………………... 11

PART I

ITEM 1. FINANCIAL STATEMENTS

Plush Mall, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2007
(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLUSH MALL, INC.

(A Development Stage Company)

BALANCE SHEETS

	August 31, 2007	February 28, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 914	$ 4,455
Prepaid expenses	1,036	1,036

	$ 1,950	$ 5,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,310	$ 10,593
Due to related party	13,121	3,121

	21,431	13,714

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,200,000 shares of common stock (February 28, 2007 – 10,200,000)	10,200	10,200
Additional paid-in capital	12,800	12,800
Deficit accumulated during the development stage	(42,481)	(31,223)

	(19,481)	(8,223)

	$ 1,950	$ 5,491

The accompanying notes are an integral part of these financial statements.

PLUSH MALL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended August 31, 2007	Three months ended August 31, 2006	Six months ended August 31, 2007	Six months ended August 31, 2006	July 9, 2004 (date of inception) to August 31, 2007

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$ 2,646	$ 1,524	$ 2,184	$ 5,598	$ 12,858
Professional fees	3,200	-	9,074	7,000	29,623

	5,846	1,524	11,258	12,598	42,481

NET LOSS	$ (5,846)	$ (1,524)	$ (11,258)	$ (12,598)	$ (42,481)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,200,00	10,200,00	10,200,00	8,481,522

The accompanying notes are an integral part of these financial statements.

PLUSH MALL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months Ended August 31, 2007	Six months Ended August 31, 2006	July 9, 2004 (date of inception) to August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,258)	$ (12,598)	$ (42,481)
Changes in operating assets and liabilities
Prepaid expenses	-	(1,200)	(1,036)
Accounts payable and accrued liabilities	(2,283)	400	8,310

NET CASH USED IN OPERATING ACTIVITIES	(13,541)	(13,398)	(35,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	23,000	23,000
Related party advances	10,000	-	13,121

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	23,000	36,121

INCREASE (DECREASE) IN CASH	(3,541)	9,602	914

CASH, BEGINNING	4,455	-	-

CASH, ENDING	$ 914	$ 9,602	$ 914

Supplemental disclosures with respect to cash flows:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLUSH MALL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2007 (unaudited)

NOTE 1 – BASIS OF PRESENTATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended August 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB filing. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Plush Mall, Inc. (“Plush Mall,” “the company,” or “we,”) is a development stage company incorporated in the State of Nevada on July 9, 2004 to import and market plush toys and related products primarily to the North American marketplace. Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we been engaged in any material reclassification, merger consolidation or purchase or sale of any of our assets not in the ordinary course of business.

We did not generate any revenue during the quarter ended August 31, 2007.

Plan of Operation

We have not yet generated or realized any revenues from our business operations. We anticipate that our current cash holdings and cash generated from operations will be insufficient to satisfy our liquidity requirements over the next twelve months and we will seek to obtain additional funding. We will require working capital to support our web site development, our marketing plan, travel to secure our product line and to pay legal and accounting fee’s. We anticipate raising additional capital through the sale of our common stock, debt securities or alternative sources of financing.

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing activities, which would harm our financial condition and operating results.

There can be no assurance that we will be successful in raising additional equity financing, and, thus be able to satisfy the future cash requirements. The company depends on capital to be derived from future financing activities such as subsequent offerings of our shares. We believe that if subsequent private placements are successful, the Company will be able to generate revenue from sales of its products and achieve liquidity within the next twelve to fourteen months. However, investors should be aware that this is based upon speculation and there can be no assurance that we will ever be able to reach a level of profitability.

Over the next 12 months we plan to raise capital and start sourcing our products. We intend to hire an independent third party service provider to develop our web site in order to display our products, hire commission sales staff and begin our sales and marketing activities.

We intend to begin sourcing products by identifying factories in China from which to purchase product samples from and initiate negotiations on pricing and delivery schedules for the products chosen. Once we have identified candidate suppliers, our sole officer and director will travel to Asia and visit these product manufacturers. The cost of travel and initial sample orders is expected to be approximately $20,000.

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

If we are unable to complete any phase of our product sourcing or marketing efforts because we don’t have enough money, we will cease our sourcing, marketing and web site design operations until we raise money. Attempting to raise capital after failing in any phase of our promotional product-sourcing plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

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

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the existing funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been approximately $40,000 since inception and the Company anticipates the cost of maintaining its reporting status estimated to be $12,000 over the next 12 month period. The officer and director, Lorne Reicher has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.

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

Dated: October 12 , 2007