Form 10QSB
period 2007-11-30
PLUSH MALL, INC.
filed 2007-12-26
CIK 1382231

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.      Yes |X] No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2007, the registrant had 102,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

Index

Page
Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements – Unaudited ........................................................................................................... 3

Interim Balance Sheets as of February 28, 2007 and November 30, 2007........................................................... 4

Interim Statements of Operations for the three month period

ended November 30, 2007, the three month period

ended November 30, 2006, the three month period

ended November 30, 2007 , the nine month period

ended November 30, 2007 , the nine month period and the period from inception (July 9, 2004) to November 30, 2007....................................................................................................... 5

Interim Statements of Cash Flows for the nine month

period ended November 30, 2006, the nine month

period ended November 30, 2007 and the period from

PART II - OTHER INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

Plush Mall, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLUSH MALL, INC.

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2007 (Unaudited)	February 28, 2007

ASSETS

CURRENT ASSETS
Cash	$ 2,787	$ 4,455
Prepaid expenses	586	1,036

	$ 3,373	$ 5,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 6,472	$ 10,593
Due to related party	20,621	3,121
	27,093	13,714

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
750,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
102,000,000 shares of common stock (February 28, 2007 – 102,000,000)	10,200	10,200
Additional paid-in capital	12,800	12,800
Deficit accumulated during the development stage	(46,720)	(31,223)

	(23,720)	(8,223)

	$ 3,373	$ 5,491

The accompanying notes are an integral part of these financial statements.

PLUSH MALL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2007	Three months ended November 30, 2006	Nine months ended November 30, 2007	Nine months ended November 30, 2006	Cumulative results from July 9, 2004 (date of inception) to November 30, 2007

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$ 2,671	$ 340	$ 4,855	$ 10,000	$ 15,529
Professional fees	1,568	3,000	10,642	5,938	31,191
	4,239	3,340	15,497	15,938	46,720

NET LOSS	$ (4,239)	$ (3,340)	$ (15,497)	$ (15,938)	$ (46,720)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	102,000,000	102,000,000	102,000,000	90,501,820

The accompanying notes are an integral part of these financial statements.

PLUSH MALL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2007	Nine months ended November 30, 2006	Cumulative results from July 9, 2004 (date of inception) to November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,497)	$ (15,938)	$ (46,720)
Changes in operating assets and liabilities
Prepaid expenses	450	(1,200)	(586)
Accounts payable and accrued liabilities	(4,121)	3,100	6,472

NET CASH USED IN OPERATING ACTIVITIES	(19,168)	(14,038)	(40,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	23,000	23,000
Related party advances	17,500	22	20,621

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,500	23,022	43,621

NET INCREASE (DECREASE) IN CASH	(1,668)	8,984	2,787

CASH, BEGINNING	4,455	-	-

CASH, ENDING	$ 2,787	$ 8,984	$ 2,787

Supplemental disclosures with respect to cash flows:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLUSH MALL, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2007 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB filing. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

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

We did not generate any revenue during the quarter ended November 30, 2007.

Plan of Operation

We have not yet generated or realized any revenues from our business operations. We anticipate that our current cash holdings and cash generated from operations will be insufficient to satisfy our liquidity requirements over the next twelve months and we will have to obtain additional funding. We will require working capital to support our web site development, our marketing plan, travel to secure our product line and to pay legal and accounting fee’s. We anticipate raising additional capital through the sale of our common stock, debt securities or alternative sources of financing.

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

We have unsuccessfully approached several potential investors and have been unable to raise additional funds to date. If we do not raise investment capital within the next short period we will be forced to abandon our original business plan and consider another industry or business that will assist in creating shareholder value.

Over the next 12 months we plan to continue attempting to raise capital and start sourcing our products. Id we are successful in capital raising we intend to hire an independent third party service provider to develop our web site in order to display our products, hire commission sales staff and begin our sales and marketing activities.

We intend to begin sourcing products by identifying factories in China from which to purchase product samples and initiate negotiations on pricing and delivery schedules for the products chosen. Once we have identified candidate suppliers, one of our officers will travel to Asia and visit these product manufacturers. The cost of travel and initial sample orders is expected to be approximately $20,000.

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

At present, our officers and directors are unwilling to make any commitment to loan us any funds, but may reconsider if we source desirable products at reasonable pricing. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Management does not plan to hire any employees at this time. Our officers and directors will be responsible for the initial product sourcing. Once we have obtained our internet domain, we will hire an independent consultant to build the site. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

The Company does not expect to purchase or sell any significant equipment and has no material commitments.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the existing funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been approximately $46,000 since inception and the Company anticipates the cost of maintaining its reporting status estimated to be $12,000 over the next 12 month period. To date one of our officers and director, Lorne Reicher has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 13, 2007 the Company filed an 8K announcing the appointment of Mr. John Risinger to the board of directors.

On October 5, 2007 the Company filed an 8k announcing a 10 for 1 forward split of the Company’s common stock.

On October 25, 2007 the Company filed an 8k announcing the appointment of Mr. Herbert T. Schmidt as Chief Financial Officer and member of the board of directors.

ITEM 6. EXHIBITS

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer *

*	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plush Mall, Inc.

BY:	/s/ Lorne Reicher

Lorne Reicher

President, Secretary Treasurer, Principal Executive Officer,

/s/ Herbert Schmidt

Herbert Schmidt

Principal Financial Officer and Director

Dated: December 21, 2007