Form 10-K
period 2008-02-29
STRONGBOW RESOURCES INC.
filed 2008-06-16
CIK 1382231

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 000-52645

STRONGBOW RESOURCES INC.

(Exact Name of Issuer as Specified in Its Charter)

__________Nevada__________	20-4119257__________
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

503-1311Howe Street, Vancouver, BC, Canada	V62 2P3
(Address of Issuer's Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:	(702) 938-3656

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [    ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange). Yes [ x ] No [    ]

Issuer’s revenues for its most recent fiscal year were $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 10, 2008 was approximately $18,605,921.

As of June 10, 2008 the Company had 103,019,736 outstanding shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]	No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Stockholders are cautioned not to place undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•	our ability to finance our business plan;

•	our ability to deal effectively with competition and manage our growth;

•	the success or commercial viability of our exploration and production plans;

•	our ability to effectively judge acquisition opportunities and integrate acquired assets;

•	general economic and business conditions and changes in consumer and business consumption habits.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this filing are based on information available to us on the date of the filing. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this filing.

Business

Strongbow Resources Inc. (“Strongbow,” “the company,” or “we,”) is a development stage company incorporated in the State of Nevada on July 9, 2004. We have been relatively inactive since inception.

We originally intended to import and market plush toys and related products primarily to the North American marketplace. However, we were not able to identify a sufficient number of suitable products which would be available to us. Accordingly, we determined to focus our business efforts on the exploration, development and acquisition of mineral properties.

In-keeping with our change of focus, we amended our articles of incorporation during January 2008 to change our name from Plush Mall, Inc. to Strongbow Resources Inc. During October 2007 we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 (par value $.001) and effect a forward stock split in which 10 shares of our common stock was exchanged for each share of common stock then outstanding. The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders.

On November 28, 2007 we entered into a term sheet agreement (the “Agreement”) with Holloman Minerals Limited (“Holloman Minerals”) which sets forth the basis for a joint venture through which we may earn an 80% interest in seven (7) Australian uranium mineral exploration leases (the “Leases”). The Leases comprise 3,792 square kilometres (967,025 acres) located in the Lake Frome Embayment near Lake Callabonna in the State of South Australia, Australia. During December 2008, we paid a deposit of $300,000 to Holloman Minerals in connection with this transaction.

Under the Agreement, we earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two (2) years, and a total of $5,000,000 in such expenditures within four (4) years following formation of the venture. The Agreement is in effect until July 31, 2008 and is contingent upon completion of a comprehensive joint venture agreement acceptable to both parties.

We did not participate in any mineral exploration during the year ended February 29, 2008. As of June 1, 2008 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal 2009 we plan to complete joint venture agreements with Holloman Minerals or other third parties to explore for minerals in Australia.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium mineral exploration properties will be available for acquisition and development.

Regulation

Uranium mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. If economic quantities of uranium are found in sufficient quantities to warrant uranium mining operations, such mining operations are subject to regulation relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Environmental Considerations

Uranium minerals exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations. Uranium minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential uranium mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species,  mine safety,  toxic substances  and  other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Risks

We are a new entrant into the uranium minerals exploration and development industry without profitable operating history. To date, our activities have been limited to organizational efforts and obtaining working capital. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if uranium is found in economic quantities, the potential profitability of future possible uranium mining ventures depends upon factors beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop the property and its investments in exploration. Our long-term success depends on its ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of uranium exploration is determined in part by the following factors:

a)               identification of potential uranium mineralization based on superficial analysis;

b)	availability of government-granted exploration permits;
c)	the quality of management and geological and technical expertise; and
d)	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of  minerals  and  environmental  protection.  We  may  invest  significant  capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. Our inability to acquire or the decision to abandon a project may reduce  the  trading price  of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We are not currently engaged in mining operations because we are in the acquisition phase and have no proved uranium reserves. We carry no liability insurance and when purchased, cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

We have never earned a profit.We expect to incur losses during the foreseeable future and we may never be profitable. To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Our failure of to obtain capital may significantly restrict our proposed operations. We need additional capital to fund our operating losses and to explore for uranium. We do not know what the terms of any future capital raising may be but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations. A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations.

ITEM 2.	DESCRIPTION OF PROPERTY.

We maintain a 590 square foot administrative office in a modern high-rise office building located at 503-1311 Howe Street Vancouver, BC, Canada V6Z2P3. Our office facilities are leased for $2,400 per month under the terms of a 12 month agreement which expires in January 2009.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 7, 2008, Lorne Reicher, a former officer and controlling shareholder, adopted and approved, via joint written consent with our Board of Directors, an amendment to our Articles of Incorporation changing our name from Plush Mall, Inc. to Strongbow Resources Inc. Mr. Reicher was the owner of record of 70,000,000 shares of our common stock, which represented approximately 68.62% of the common shares then outstanding. No consideration was paid for the consent.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL." On February 11, 2008 our trading symbol was changed to “STBR.” The following chart show the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal year ended February 29, 2008. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Fiscal Quarter	High	Low
1st Fiscal Quarter 2008	N/A	N/A
2nd Fiscal Quarter 2008	N/A	N/A
3rd Fiscal Quarter 2008	$0.85	$0.10
4th Fiscal Quarter 2008	$0.84	$0.32

During October 2007, we amended our articles of incorporation to; a) increase the number of our authorized common shares from 75,000,000 to 750,000,000 and b) effect a forward stock split in which 10 shares of our common stock was exchanged for each share of common stock then outstanding.

There is currently only a limited market for our common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will continue or that the stock price will be maintained.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients  and "accredited investors". For  transactions  covered by  these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which investors can sell any of such shares.

As of June 10, 2008 we had 35 shareholders of record for our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain any earnings to finance the expansion of our operations.

During December 2007, we sold 750,000 shares of our common stock to an accredited investor at a price of $0.40 per share (total proceeds - $300,000).

During January 2008, we sold 144,736 investment units to two accredited investors at a price of $0.38 per unit (total proceeds - $55,000). Each unit consisted of one share of our common stock and one stock purchase warrant providing the option to purchase of one share of our common stock at a price of $0.50 until January 2010.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe that the investors had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the sale of these shares. However, we did pay finders fee of $16,050 in connection with these private placements.

As of June 10, 2008 we had 103,019,736 outstanding shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We were incorporated on July 9, 2004. We originally intended to import and market plush toys and related products primarily to the North American marketplace. However we were not able to identify a sufficient number of suitable products which would be available to us. Accordingly, we determined to focus our business efforts on the acquisition, exploration and development of mineral properties.

As of February 29, 2008 we have no mineral properties and generated no revenues from operations. Between July 2004 and May 2008 we have been relatively inactive. As a result, a comparison of our operations for the twelve months ended February 29, 2008 with our operations for the twelve months ended February 28, 2007 is not meaningful.

During November 2007 we entered into a term sheet agreement (the “Agreement”) with Holloman Minerals which sets forth the basis for a joint venture through which we may earn an 80% interest in seven (7) Australian uranium mineral exploration leases (the “Leases”). During December 2008, we paid a deposit of $300,000 to Holloman Minerals in connection with this transaction.

During the fiscal year ended February 29, 2008, we sustained an operating loss of $69,974 which relates entirely to the administration of our operations.Of the $42,336 we reported as current liabilities at December 31, 2007, $20,621 is an advance from a related party.

We intend to seek additional mineral properties in Australia. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of current and future properties.

Liquidity and Capital Resources

Under our Agreement with Holloman Minerals, we earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two (2) years, and a total of $5,000,000 in such expenditures within four (4) years following formation of the venture. As a participant in the Leases, we will be required to drill and complete other work on the covered lands. If we elect to drill all the wells and perform all other work required by the Leases, very early estimates suggest that the cost will be over $1,000,000 during the twelve months ending June 1, 2009 and well over $5,000,000 over the terms of the Leases. Further, current projections indicate administrative and financing costs may approximate $500,000 for the twelve months ending June 1, 2009.

At February 29, 2008, we had advances payable of $13,419 to an unrelated party and $20,621 payable to one of a former Officer and Director. These advances were used to support our administrative operations. All advances are unsecured, non-interest bearing, and have no set terms of repayment.

Our material future contractual obligations as of February 29, 2008 are shown below.

Amounts due during twelve months ending
February 29,
Description	Total	2009	2010	2011

Advances payable	$ 34,040	$ 34,040	--	--

Our operations have been financed from the sale of our common stock and advances from our current and former officers, directors and their affiliates.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations we will require approximately $1,500,000 in financing over the twelve-month period ending June 1, 2009.

If we are unable to raise the financing we need, our business plan will fail and our stockholders will loose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of June 1, 2008 we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include the carrying value of assets, income taxes, and legal and environmental risks and exposure.

Accounts receivable are stated after evaluation as to their collectibility and an appropriate allowance for doubtful accounts is provided where considered necessary. Amortization of property and equipment is based on the estimated useful lives of those assets.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary they are reported in earnings in the periods in which they become known.

Joint Venture Activities

Substantially all of our mineral exploration and production activities are conducted jointly with others, and, accordingly, our financial statements reflect only our proportionate interest in such activities.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated into their functional currency equivalents at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities reflect the exchange rates at the balance sheet date. Gains and losses on translation or settlement are included in the determination of net income for the current period.

Deferred Income Taxes

We follow the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax bases. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized.

Loss per share

We compute basic loss per share by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of preferred shares. The dilutive effect of potential common shares is not considered in our EPS calculation as the impact would be anti-dilutive.

See Note 2 to the financial statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 7.	FINANCIAL STATEMENTS.

Attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Our Chief Executive and Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in their opinion our disclosure controls and procedures were not effective to ensure that material information relating to us, is made known to them by others within the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive and Financial Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

As of the end of the period covered by this report, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were not effective to detect the incorrect application of GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of a functioning audit committee and lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. These material weaknesses were identified by our Chief Executive and Financial Officers in connection with the audit of our financial statements as of February 29, 2008.

Management believes that the material weaknesses described above did not have an affect on our financial results.

We are committed to improving our organization. As part of this commitment, we intend create an audit committee as soon as practicable. That committee will oversee the establishment and monitoring of required internal controls and procedures. We also intend to: (i) increase our accounting personnel and technical accounting expertise when funds are available which will also permit the segregation of duties, (ii) appoint one or more outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements.

Management believes that the creation of an audit committee and the addition of outside directors will remedy the lack of a majority of outside directors. In addition, management believes that preparing and implementing improved written policies and checklists will remedy the following material weaknesses (i) insufficient written policies  and  procedures  pertaining  to  accounting  and financial  reporting in accordance  with GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting. Further, management believes that the hiring of personnel who have accounting expertise and knowledge will result in the proper segregation of duties and provide more checks and balances.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

Name	Age	Position

Darren Hayes	42	President, Chief Executive Officer and Director
Herbert Schmidt	65	Chief Financial Officer, Secretary, Treasurer and Director
John Risinger	48	Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Darren Hayes, President, Principal Executive Officer and Director

Darren Hayes joined our Board of Directors on March 24, 2008 and undertook his role as our President and Chief Executive Officer on April 9, 2008. Since 2004, Mr. Hayes has also acted as President and Director of Copper Road Resources Inc. From 2001 to 2004, Mr. Hayes was an international sales representative for International Parkside Products. He has more than 20 years business management and consulting experience. Mr. Hayes holds a Free Miners License, a British Columbia Prospector License, and has been involved in the exploration and development of mining properties in both Canada and Mexico and Australia. He also has broad experience in exploring and reviewing prospect data and valuation techniques, determining mine economics and resource grade capabilities.

Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director

Herbert Schmidt CPA, joined our Board of Directors and became our Chief Financial Officer October 22, 2007. On April 9, 2008 he also became our Corporate Secretary and Treasurer. Mr. Schmidt has been a finance and accounting professional since 1983 and has distinguished himself in both the public and private accounting sectors. Since 2001, he has served as the Director of Finance and Administration for the SLC Companies, a celebrity-based business distributing products endorsed by Suzanne Somers. In that capacity, he oversaw the creation of the companies’ websites and designed and implemented their warehousing and distribution system. Prior to that, he was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, an independent consultant with clients in entertainment, transportation, and manufacturing. Prior to 2001, Mr. Schmidt also served as the Chief Financial Officer of Com-Net Industries, a California networking pioneer, and as Controller for Klausner Transportation Company, and wrote the original business plan for L.A Gear.

John Risinger, Director

John Risinger joined our Board of Directors on September 13, 2007. During the last 5 years, John has acted as President of Larca Pty Ltd. He has had a diversified career in exploration, production, drilling, and operations spanning more than 40 years. He has held various international and domestic drilling supervisory roles and managed a wide range of large scale exploration drilling programs on a turnkey basis, often in extremely remote areas. His expertise includes strategic management, process engineering, safety and technical reviews, due diligence, feasibility studies, training and auditing. Mr. Risinger currently serves a director of Holloman Minerals Ltd. and Larca Pty Ltd., both of which are involved in the exploration and development of natural resources in Australia. In addition, John also serves on the board of directors for RMG Limited and Adavale Resources Limited, both of which are corporations listed on the Australian Stock Exchange.

We have no independent directors, as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

Changes in Management

The following table shows the changes in our officers and directors since March 1, 2007.

Appointed
to (A) or
Resigned (R)	Positions Appointed to
Date	Name	from Positions	Positions Resigned From

9/13/07	John Risinger	A	Director

10/22/07	Herbert Schmidt	A	Chief Financial Officer and Director

3/24/08	Darren Hayes	A	Director

4/9/08	Lorne Reicher	R	President, Chief Executive Officer, Secretary, Treasurer and Director

4/9/08	Herbert Schmidt	A	Secretary and Treasurer

4/9/08	Herbert Schmidt	A	Secretary and Treasurer

4/9/08	Darren Hayes	A	President and Chief Executive Officer

Our operations to date have been limited and we are relatively inactive. As a result, we have not adopted a code of ethics that applies to our principal executive and financial officers, nor have we formed separate audit, compensation or nominating committees to our Board of Directors. Instead, our entire Board of Directors acts in the capacity of those committees. Our management intends to adopt a code of ethics and create a separate audit committee as soon as practicable.

Our Bylaws provide that nominations of persons for election to the Board of Directors of the corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors.

We do not currently have a process for security holders to send communications to the Board of Directors.  However, we welcome comments and questions from our shareholders.  Shareholders can direct communications to our Chief Executive Officer, Darren Hayes, at our executive offices, 503-1311Howe Street, Vancouver, BC, Canada.  While we appreciate all comments from shareholders, we may not be able to individually respond to all communications.  We attempt to address shareholder questions and concerns on our website at www.strongbowresources dot com, in our press releases and documents filed with the SEC so that all  shareholders  have   access  to  information  about us  at  the  same  time.  Mr. Hayes  collects  and  evaluates  all shareholder communications.  If the communication is directed to the Board of Directors generally or to a specific director, Mr. Hayes will  disseminate  the  communications to the appropriate party at the next scheduled

Board of Directors meeting.  If the communication requires a more urgent response, Mr. Hayes will direct that communication to the appropriate person as soon as practicable.  All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Compliance With Section 16a Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 during the fiscal years ended February 28, 2008, 2007 and 2006. No other compensation was paid to any officer other than the cash compensation set forth below.

Summary Compensation Table

Name and	Stock	Option	All Other	Total
Principal	Salary	Bonus	Awards	Awards	Compensation	Total
Position Year	($)	($)	($)	($)	($)	($)
____________________________________________________________________________________________________________________________

Lorne Reicher 2008	--	--	--	--	--	--

Prior CEO, CFO, 2007	--	--	--	--	--	--

President, 2006	--	--	--	--	--	--

Secretary and

Treasurer

Director Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. Directors have not been compensated for their service as directors.

Stock-Based Compensation and Stock Option Grants

We have not granted stock-based compensation or stock options to our executive officers. We have never had any annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows as of June 10, 2008, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of	Number of Shares	Percentage of
beneficial owner	of Common Stock	Common Stock (1)

Darren Hayes President, Chief Executive Officer and Director 4117 Mountain Hwy North Vancouver, BC V7K 2J7	5,000,000	4.85%

Herbert Schmidt Chief Financial Officer, Secretary, Treasurer and Director 2240 Dolorosa Street Woodland Hills, CA 91367	3,000,000	2.91%

John Risinger Director Unit 8-9 88 Forrest Street Cottesloe, WA 6001 Australia	33,000,000(2)	32.03%

All Officers and Directors as a group (five persons)	41,000,000	39.80%

Holloman Minerals Pty Ltd. Unit 8-0 88 Forrest Street Cottesloe, WA, 6017 Australia	26,400,000	25.63%

Larca Pty Ltd.	6,600,000	6.41%

                Unit 8-9

88 Forrest Street

Cottesloe, WA, 6017

Australia

(1) This table is based on 103,019,736 shares of common stock issued and outstanding on June 10, 2008.

(2) Comprised of shares held indirectly by Holloman Minerals Pty Ltd. (26,400,000 shares)  and Larca Pty Ltd. (6,600,000 shares), over which Mr. Risinger has or shares voting or investment power.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of which may result in a change in the control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2007 we entered into an Term Sheet agreement with Holloman Minerals setting forth the terms of a proposed joint venture for the exploration and development of seven (7) Australian mineral exploration licenses. During December 2007 we paid a $300,000 deposit in connection with this transaction. Definitive joint venture agreements have not been completed. On March 18, 2008 Holloman Minerals purchased 26,400,000 shares of our common stock and became our largest shareholder. Our Director, John Risinger is also a Director of Holloman Minerals. In addition, Mr. Risinger serves as a Director of Larca Pty Ltd, a company with whom we may undertake certain mining operations.

During fiscal 2008, Lorne Reicher, our former Chief Executive Officer and Director advanced us $17,500 to support administrative operations. Advances from Mr. Reicher totalling $20,621 since inception remain outstanding at February 29, 2009. These advances are unsecured, non-interest bearing, and have no set terms of repayment.

ITEM 13.	EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Term Sheet between Strongbow Resources Inc and Holloman Minerals Limited

10.2	Amendment No. 1 to Term Sheet between Strongbow Resources Inc and Holloman Minerals Limited
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)	Previously filed with our Form SB-2 on December 1, 2006 and incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants for the audit of our annual financial statements for fiscal years 2008 and 2007, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton LaBonte for those years.

2008	2008

Audit-related fees	$15,000	$7,000
Tax fees 0	0

Total	$15,000	$7,000

The category of “Audit-related fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC.

For the fiscal years ended February 28, 2008 and 2007 audit services, audit-related services and tax services were pre-approved by our Board of Directors. During both years, we concluded that the service provided by Dale Matheson Carr-Hilton LaBonte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Strongbow Resources Inc. (formerly Plush Mall Inc.)

We have audited the accompanying balance sheets of Strongbow Resources Inc. (an exploration stage company) as at February 29, 2008 and February 28, 2007 and the statements of operations, stockholders' equity and cash flows for the years then ended and the period from July 9, 2004 (inception) to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion these financial statements present fairly, in all material respects, the financial position of Strongbow Resources Inc. as at February 29, 2008 and February 28, 2007 and the results of its operations and its cash flows for the years then ended and the period from July 9, 2004 (inception) to February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

June 9, 2008

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	February 29, 2008	February 28, 2007

ASSETS

CURRENT
Cash	$ 1,136	$ 4,455
Receivable	1,953	-
Prepaid expenses	-	1,036
Deposit	300,000	-

	$ 303,089	$ 5,491

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT
Accounts payable and accrued liabilities	$ 21,715	$ 10,593
Due to related party	20,621	3,121

	42,336	13,714

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized:
750,000,000 shares of common stock, $0.001 par value,
Issued and outstanding:
102,894,736 shares of common stock (2007 – 102,000,000)	11,095	10,200
Additional paid-in capital	350,855	12,800
Deficit accumulated during the exploration stage	(101,197)	(31,223)

	260,753	(8,223)

	$ 303,089	$ 5,491

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended February 29, 2008	Year ended February 28, 2007	July 9, 2004 (date of inception) to February 29, 2008

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$ 20,886	$ 4,936	$ 28,257
Consulting Fees	27,191	3,303	30,494
Professional fees	21,897	19,885	42,446

NET LOSS	$ (69,974)	$ (28,124)	$ (101,197)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	102,188,104	94,066,667

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 9, 2004 (DATE INCEPTION) TO FEBRUARY 29, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 9, 2004	-	$ -	$ -	$ -	$ -

Net loss	-	-	-	(1,699)	(1,699)

Balance, February 28, 2005	-	-	-	(1,699)	(1,699)

Net loss	-	-	-	(1,400)	(1,400)

Balance, February 28, 2006	-	-	-	(3,099)	(3,099)

Common stock issued for cash at $0.0001 per share - March 2006	70,000,000	7,000	-	-	7,000

Common stock issued for cash at $0.0005 per share - March 2006	32,000,000	3,200	12,800	-	16,000

Net loss	-	-	-	(28,124)	(28,124)

Balance, February 28, 2007	102,000,000	10,200	12,800	(31,223)	(8,223)

Common stock issued for cash at $0.40 per share – December 2007	750,000	750	299,250	-	300,000

Units issued for cash at $0.38 per share – January 2008	144,736	145	54,855	-	55,000

Finders fee paid on private placements	-	-	(16,050)	-	(16,050)

Net Loss	-	-	-	(69,974)	(69,974)

Balance, February 29, 2008	102,894,736	$ 11,095	$ 350,855	$ (101,197)	$ 260,753

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended February 29, 2008	Year ended February 28, 2007	July 9, 2004 (date of inception) to February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (69,974)	$ (28,124)	$ (101,197)
Changes in operating assets and liabilities
Prepaid expenses	1,036	(1,036)	-
Accounts receivable	(1,953)	-	(1,953)
Deposit	(300,000)	-	(300,000)
Accounts payable and accrued liabilities	11,122	10,593	21,715

NET CASH USED IN OPERATING ACTIVITIES	(359,769)	(18,567)	(381,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	338,950	23,000	361,950
Related party advances	17,500	22	20,621

NET CASH PROVIDED BY FINANCING ACTIVITIES	356,450	23,022	382,571

INCREASE (DECREASE)	(3,319)	4,455	-

CASH, BEGINNING	4,455	-	1,136

CASH, ENDING	$ 1,136	$ 4,455	$ 1,136

Supplemental disclosures with respect to cash flows:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES, INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2008

NOTE 1 – NATURE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the exploration, development and acquisition of mineral properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $101,197. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally (“GAAP”) accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the U.S. dollar and the financial statements are presented in U.S. dollars.

Financial instruments

Fair value of the Company's financial instruments, consisting of cash, receivable and accounts payable and accrued liabilities and amount due to related party, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income taxes

The Company has adopted Statement of Financial Accounting Standards "SFAS" No. 109 - "Accounting for Income Taxes" No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on March 1, 2007.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted loss per share figures are equal to those of basic loss per share for each period since the warrants have been excluded as they are anti-dilutive.

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimate relates to the estimate of future income tax rates.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning March 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized. Management has determined that the accounting standard will have no effect on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective March 1, 2008 for the Company. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

NOTE 3 – DEPOSIT ON ACQUISITION

On November 28, 2007, the Company entered into an agreement with Holloman Minerals Limited (“Holloman”). Pursuant to the terms of the agreement, Holloman has granted the Company the right to acquire up to a 80% interest in Holloman’s CCP Project (the “Property”), consisting of 7 uranium exploration licenses, located in the Lake Frome Embayment near Lake Callabonna in the State of South Australia in consideration of:

1.	The payment to Holloman of a $300,000 (AUD$340,000) refundable deposit on or before December 15, 2007 (paid).
2.	The investment by the Company of a minimum of $5,000,000 in work commitment expenditures on the Property in accordance with the following schedule:
•	$2,000,000 to be incurred within the first two years following execution of the formal joint venture agreement;
•	an additional $3,000,000 to be incurred within the first four years following execution of the agreement.

NOTE 4 – RELATED PARTIES TRANSACTIONS

As of February 29, 2008, a director of the Company had advances outstanding of $20,621 (2007 - $3,121) to the Company. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

NOTE 5 – CAPITAL STOCK

On October 5, 2007, the Company completed a ten for one (10:1) forward stock split of its common shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect to this stock split.

During December 2007, the Company issued 750,000 common shares for proceeds of $300,000.

During January 2008, the Company issued 144,736 units for proceeds of $55,000 at a subscription price of $0.38 per unit. Each unit consists of one common share and one share purchase warrant. One share purchase warrant provides the holder with the option to purchase one common share at a price of $0.50 until January 2010. The Company paid a finders fee of $16,050 in connection with these private placements.

On February 29, 2008, the weighted average remaining life and exercise price of all outstanding warrants was 23 months and $0.50 per share. No value has been attributed to the warrants.

At February 29, 2008, the Company had no issued or outstanding stock options.

NOTE 6 – INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2008	2007

Loss before income taxes	$ (69,974)	$ (28,214)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	22,490	9,834
Valuation Allowance	(22,940)	(9,834)

	$ -	$ -

At February 29, 2008, the Company had accumulated non-capital loss carry-forwards of approximately $101,000, which are available to reduce taxable income in future taxation years and expire as follows:

2026	$3,000
2027	28,000
2028	70,000
$101,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 7 – SUBSEQUENT EVENT

During March 2008, the Company issued 125,000 common shares for proceeds of $50,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date:	June 13, 2008
By:  /s/ Darren Hayes
        Darren Hayes, Principal Executive Officer
        and President

By:  /s/ Herbert Schmidt
        Herbert Schmidt, Principal Financial and
        Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/Darren Hayes___________________________ Darren Hayes, Chief Executive Officer, President
and Director	June 13, 2008

/s/ Herbert Schmidt_________________________ Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director	June 13, 2008

________________________________________

John Risinger, Director