Form 10-Q
period 2008-05-31
STRONGBOW RESOURCES INC.
filed 2008-07-15
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52645

STRONGBOW RESOURCES INC

(Exact Name of Issuer as Specified in Its Charter)

Nevada	20-4119257
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

503-1311Howe Street, Vancouver, BC, Canada (Address of Issuer's Principal Executive Offices)	V6Z 2P3 Zip Code

Issuer’s telephone number:	(702) 938-3656

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ____X_____       No __________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes	X	No _______

Class of Stock	No. Shares Outstanding	Date

Common	103,019,736	July 11, 2008

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-KSB filed with Securities Exchange Commission on June 16, 2008, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission (“SEC). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	May 31, 2008	February 29, 2008
	(unaudited)
ASSETS

CURRENT
Cash	$ -	$ 1,136
Accounts receivable	6,995	1,953
Prepaid expenses	2,000	-
Deposit	300,000	300,000

	$ 308,995	$ 303,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank indebtedness	$ 479	$ -
Accounts payable and accrued liabilities	52,577	21,715
Due to related parties	8,374	20,621
	61,430	42,336

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
750,000,000 shares of common stock, $0.001 par value
Issued and outstanding:
103,019,736 shares of common stock (February 29, 2008 – 102,894,736)	11,108	11,095
Additional paid-in capital	398,167	350,855
Deficit accumulated during the exploration stage	(161,710)	(101,197)

	247,565	260,753

	$ 308,995	$ 303,089

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended May 31, 2008	Three months ended May 31, 2007	July 9, 2004 (inception) to May 31, 2008

EXPENSES
Office and general	$ 37,513	$ (462)	$ 65,770
Consulting Fees	14,500	-	44,994
Professional fees	8,500	5,874	50,946

	60,513	5,412	161,710

NET LOSS	$ (60,513)	$ (5,412)	$ (161,710)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	103,011,584	102,000,000

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended May 31, 2008	Three months ended May 31, 2007	July 9, 2004 (inception) to May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (60,513)	$ (5,412)	$ (161,710)
Changes in operating assets and liabilities
Prepaid expenses	(2,000)	-	(2,000)
Account receivable	(5,041)	-	(6,995)
Deposit	-	-	(300,000)
Accounts payable and accrued liabilities	18,615	4,907	60,951

NET CASH USED IN OPERATING ACTIVITIES	(48,939)	(505)	(409,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	47,325	-	409,275

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,325	-	409,275

INCREASE IN CASH	(1,614)	(505)	-

CASH, BEGINNING	1,135	4.455	(479)

CASH, ENDING	$ (479)	$ 3,950	$ (479)

Supplemental disclosures with respect to cash flows:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES, INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2008

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim financial statements of Strongbow Resources, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

NOTE 2 – CAPITAL STOCK

On March 7, 2008, the Company issued 125,000 common shares for cash proceeds of $50,000.

NOTE 3 – DEPOSIT ON ACQUISITION

On November 28, 2007, the Company entered into an agreement with Holloman Minerals Limited (“Holloman”). Pursuant to the terms of the agreement, Holloman has granted the Company the right to acquire up to a 80% interest in Holloman’s CCP Project (the “Property”), consisting of 7 uranium exploration licenses, located in the Lake Frome Embayment near Lake Callabonna in the State of South Australia in consideration of:

1.	The payment to Holloman of a $300,000 (AUD$340,000) refundable deposit on or before December 15, 2007 (paid).

2.	The investment by the Company of a minimum of $5,000,000 in work commitment expenditures on the Property in accordance with the following schedule:

-	$2,000,000 to be incurred within the first two years following execution of the formal joint venture agreement;
-	an additional $3,000,000 to be incurred within the first four years following execution of the agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-KSB for the year ended February 29, 2008 filed with Securities Exchange Commission on June 16, 2008.

General

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

As of May 31, 2008 we have no mineral properties and generated no revenues from operations. Between July 2004 and July 2008 we have been relatively inactive. As a result, a comparison of our operations for the three months ended May 31, 2008 with our operations for the three months ended May 31, 2007 is not meaningful.

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

During the fiscal quarter ended May 31, 2008, we sustained an operating loss of $61,513 which relates entirely to the administration of our operations. Of the $61,430 we reported as current liabilities at May 31, 2008, $8,374 are advances from related parties.

We intend to seek additional mineral properties in Australia. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of current and future properties.

Liquidity and Capital Resources

Under our Agreement with Holloman Minerals, we earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two (2) years, and a total of $5,000,000 in such expenditures within four (4) years following formation of the venture. As a participant in the Leases, we will be required to drill and complete other work on the covered lands. If we elect to drill all the wells and perform all other work required by the Leases, very early estimates suggest that the cost will be over $1,000,000 during the twelve months ending July 1, 2009 and well over $5,000,000 over the terms of the Leases. Further, current projections indicate administrative and financing costs may approximate $500,000 for the twelve months ending July 1, 2009.

At May 31, 2008, we had advances payable of $10,500 to unrelated parties and $28,955 payable to current and former Officers and Directors. These advances were used to support our administrative operations. All advances are unsecured, non-interest bearing, and have no set terms of repayment.

Our material future contractual obligations as of May 31, 2008 are shown below.

Amounts due during twelve months ending
May 31,
Description	Total	2009	2010	2011

Advances payable	$ 39,455	$ 39,455	--	--

Our operations have been financed from the sale of our common stock and advances from our current and former officers, directors and their affiliates.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations we will require approximately $1,500,000 in financing over the twelve-month period ending July 1, 2009.

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

As of July 11, 2008 we did not have any off balance sheet arrangements.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Our Chief Executive and Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in their opinion our disclosure controls and procedures were not effective to ensure that material information relating to us, is made known to them by others within the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the period covered by this report, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were not effective todetect the incorrect application of GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that may be considered to be material weaknesses.

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

PART II -OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2008, we sold 125,000 shares of our common stock to an accredited investor at a price of $0.40 per share (total proceeds - $50,000).

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe that the investors had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the sale of these shares. However, we did pay finders fee of $2,675 in connection with this private placement.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date:	July 15, 2008

By:	/s/Darren Hayes
Darren Hayes, Principal Executive Officer
and President

By:	/s/Herbert Schmidt
Principal Financial and Accounting Officer