Form 10-Q
period 2008-08-31
STRONGBOW RESOURCES INC.
filed 2008-10-21
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-52645

———————

STRONGBOW RESOURCES INC

(Exact name of registrant as specified in its charter)

Nevada	20-4119257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250-777 N. Rainbow Blvd., Las Vegas, NV 89107

(Address of Issuer's Principal Executive Offices) (Zip Code)

503-1311 Howe Street, Vancouver, BC V6Z 2P3

(Former name or address, if changed since last report)

(702) 938-3656

Issuer’s telephone number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Class of Stock	No. Shares Outstanding	Date
Common	103,189,736	October 10, 2008

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

TABLE OF CONTENTS

PAGES

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

4

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

8

Item 4t.

Controls and Procedures

10

PART II -OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 6.

Exhibits

11

Signatures

12

i

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

ii

PART 1 – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	August 31, 2008	February 29, 2008
	(unaudited)
ASSETS

CURRENT
Cash	$3,588	$1,136
Accounts receivable	6,995	1,953
Prepaid expenses	3,000	—
Deposit	300,000	300,000

	$313,583	$303,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,013	$21,715
Due to related parties	28,541	20,621
	79,554	42,336

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
750,000,000 shares of common stock, $0.001 par value
Issued and outstanding:
103,127,236 shares of common stock (February 29, 2008 – 102,894,736)	11,265	11,095
Additional paid-in capital	441,010	350,855
Deficit accumulated during the exploration stage	(218,246)	(101,197)

	234,029	260,753

	$313,583	$303,089

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended August 31, 2008	Three months ended August 31, 2007	Six months ended August 31, 2008	Six months ended August 31, 2007	July 9, 2004 (date of inception) to August 31, 2008

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$36,546	$2,646	$74,124	$2,184	$102,381
Consulting fee	6,500		21,000		51,494
Professional fees	13,425	3,200	21,925	9,074	64,371

NET LOSS	$(56,471)	$(5,846)	$(117,049)	$(11,258)	$(218,246)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	102,030,442	102,000,000	102,030,442	102,000,000

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended August 31, 2008	Six months ended August 31, 2007	July 9, 2004 (inception) to August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,049)	$(11,258)	$(218,246)
Changes in operating assets and liabilities
Prepaid expenses	(3,000)	—	(3,000)
Account receivable	(5,042)	—	(6,995)
Deposit	—	—	(300,000)
Accounts payable and accrued liabilities	29,298	(2,283)	51,013

NET CASH USED IN OPERATING ACTIVITIES	(95,793)	(13,541)	(477,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	90,325	—	452,275
Related party advances	7,920	10,000	28,541

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,245	—	480,816

INCREASE (DECREASE) IN CASH	2,452	(3,541)	3,588

CASH, BEGINNING	1,136	4,455	—

CASH, ENDING	$3,588	$914	$3,588

Supplemental disclosures with respect to cash flows:

Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31 , 2008

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim financial statements of Strongbow Resources, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K.  In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

NOTE 2 – CAPITAL STOCK

During the period ending August 31, 2008, the Company received $90,325, net of finder’s fees, in cash proceeds in a private placement where 232,500 common shares of the Company were subscribed to.

Subsequent to the period ended August 31, 2008, the Company completed a private placement for 62,500 common shares for cash proceeds of $25,000.

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

General

Strongbow Resources Inc. (“Strongbow” or the “Company”) is a development stage company incorporated in the State of Nevada on July 9, 2004. We have been relatively inactive since inception.

We originally intended to import and market plush toys and related products primarily to the North American marketplace. However, we were not able to identify a sufficient number of suitable products which would be available to us. Accordingly, we determined to focus our business efforts on the exploration, development and acquisition of mineral properties. In-keeping with our change of focus, we amended our articles of incorporation during January 2008 to change our name from Plush Mall, Inc. to Strongbow Resources Inc. During October 2007 we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 (par value $.001) and effect a forward stock split in which 10 shares of our common stock were exchanged for each share of common stock then outstanding. The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and that of our shareholders.

As of October 10, 2008 we have no mineral properties and generated no revenues from operations. Between July 2004 and October 2008 we have been relatively inactive. As a result, a comparison of our operations for the three and six months ended August 31, 2008 with our operations for the three and six months ended August 31, 2007 is not meaningful.

On November 28, 2007 we entered into a term sheet agreement (the “Agreement”) with Holloman Minerals Limited (“Holloman Minerals”) which sets forth the basis for a joint venture through which we may earn an 80% interest in seven (7) Australian uranium mineral exploration leases (the “Leases”). The Leases comprise 3,792 square kilometres (967,025 acres) located in the Lake Frome Embayment near Lake Callabonna in the State of South Australia, Australia. During December 2008, we paid a deposit of $300,000 to Holloman Minerals in connection with the transaction.

During the three and six month periods ended August 31, 2008, we sustained operating losses of $56,471 and $117,049, respectively. These losses relate entirely to the administration of our operations. Of the $79,554 we reported as current liabilities at August 31, 2008, $28,521 are advances from or amounts due to related parties.

We intend to seek additional mineral properties in Australia. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of current and future properties.

Liquidity and Capital Resources

Under our Agreement with Holloman Minerals, we earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two (2) years, and a total of $5,000,000 in such expenditures within four (4) years following formation of the venture. As a participant in the Leases, we will be required to drill and complete other work on the covered lands. If we elect to drill all the wells and perform all other work required by the Leases, very early estimates suggest that the cost will be over $1,000,000 during the twelve months ending October 1, 2009 and well over $5,000,000 over the terms of the Leases. Further, current projections indicate administrative and financing costs may approximate $600,000 for the twelve months ending October 1, 2009.

At August 31, 2008, we had advances payable of $12,934 to unrelated parties and $28,521 payable to current and former Officers and Directors. These advances were used to support our administrative operations. All advances are unsecured, non-interest bearing, and have no set terms of repayment.

Our material future contractual obligations as of August 31, 2008 are shown below.

	Amounts due during twelve months ending August 31,
Description	Total	2009	2010	2011
Advances payable	$ 41,455	$ 41,455	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former officers, directors and their affiliates.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations we will require approximately $1,600,000 in financing over the twelve-month period ending October 1, 2009.

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

As of October 10, 2008 we did not have any off balance sheet arrangements.

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

Deferred Income Taxes

We follow the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax basis. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Limitations On The Effectiveness Of Controls

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2008, we sold 25,000 shares of our common stock to an accredited investor at a price of $0.40 per share (total proceeds - $10,000).

During July 2008, we sold 57,500 shares of our common stock to two (2) accredited investors at a price of $0.40 per share (total proceeds - $23,000).

On August 21, 2008, we sold 25,000 shares of our common stock to an accredited investor at a price of $0.40 per share (total proceeds - $10,000).

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

Date:  October 20, 2008

STRONGBOW RESOURCES INC.

By:	/s/DARREN HAYES
Darren Hayes, Principal Executive Officer and President

By:	/s/HERBERT SCHMIDT
Principal Financial and Accounting Officer

9