Form 10-Q
period 2008-11-30
STRONGBOW RESOURCES INC.
filed 2009-01-14
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-52645

———————

STRONGBOW RESOURCES INC

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4119257
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

250-777 N. Rainbow Blvd., Las Vegas, NV, 89107

(Address of Principal Executive Office) (Zip Code)

(702) 938-3656

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Class of Stock	No. Shares Outstanding	Date
Common	103,189,736	January 10, 2009

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

4

BALANCE SHEETS

5

STATEMENTS OF OPERATIONS

6

STATEMENTS OF CASH FLOWS

7

NOTES TO THE FINANCIAL STATEMENTS

8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

9

ITEM 4T.    CONTROLS AND PROCEDURES

11

PART II OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 6.      EXHIBITS

12

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2008	February 29, 2008
	(unaudited)
ASSETS

CURRENT
Cash	$2,936	$1,136
Accounts receivable	6,995	1,953
Prepaid expenses	3,270	––
Deposit	300,000	300,000

	$313,201	$303,089

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,522	$21,715
Due to related parties	87,779	20,621
	98,301	42,336

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
750,000,000 shares of common stock, $0.001 par value
Issued and outstanding:
103,189,736 shares of common stock (February 29, 2008 – 102,894,736)	11,410	11,095
Additional paid-in capital	465,865	350,855
Deficit accumulated during the exploration stage	(262,375)	(101,197)

	214,900	260,753

	$313,201	$303,089

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended November 30, 2008	Three months ended November 30, 2007	Nine Months ended November 30, 2008	Nine months ended November 30, 2007	July 9, 2004 (date of inception) to November 30, 2008

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$36,533	$2,671	$110,658	$4,855	$138,914
Consulting fee	8,892	––	29,892	––	60,386
Professional fees	(1,296)	1,568	20,628	10,642	63,075

NET LOSS	$(44,129)	$(4,239)	$(161,178)	$(15,497)	$(262,375)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	103,127,236		102,000,000	103,061,300	102,000,000

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended November 30, 2008	Nine months ended November 30, 2007	July 9, 2004 (inception) to November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,178)	$(15,497)	$(262,375)
Changes in operating assets and liabilities
Prepaid expenses	(3,270)	450	(3,270)
Account receivable	(5,042)	––	(6,995)
Deposit	––	––	(300,000)
Accounts payable and accrued liabilities	(11,193)	(4,121)	10,522

NET CASH USED IN OPERATING ACTIVITIES	(180,683)	(19,168)	(562,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	115,325	––	477,275
Related party advances	67,158	17,500	87,779

NET CASH PROVIDED BY FINANCING ACTIVITIES	182,483	17,500	565,054

INCREASE (DECREASE) IN CASH	1,800	(1,668)	2,936

CASH, BEGINNING	1,136	4,455	––

CASH, ENDING	$2,936	$2,787	$2,936

Supplemental disclosures with respect to cash flows:
Cash paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES, INC.

(formerly Plush Mall, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim financial statements of Strongbow Resources, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

NOTE 2 – CAPITAL STOCK

During the period ending November 30, 2008, the Company received $115,325, net of finder’s fees, in cash proceeds in a private placement of 295,000 common shares of the Company.

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

As of January 10, 2009 we have no mineral properties and generated no revenues from operations. Between July 2004 and January 2009 we have been relatively inactive. As a result, a comparison of our operations for the three and nine months ended November 30, 2008 with our operations for the three and nine months ended November 30, 2007 is not meaningful.

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

During the three and nine month periods ended November 30, 2008, we sustained operating losses of $44,129 and $161,179, respectively. These losses relate entirely to general and administration costs incurred in our operations. Of the $98,301 we reported as current liabilities at November 30, 2008, $87,779 are advances from or amounts due to related parties.

We intend to seek additional mineral properties in Australia. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of current and future properties.

Liquidity and Capital Resources

Under our Agreement with Holloman Minerals, we earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two (2) years, and a total of $5,000,000 in such expenditures within four (4) years following formation of the venture. As a participant in the Leases, we will be required to drill and complete other work on the covered lands. If we elect to drill all the wells and perform all other work required by the Leases, very early estimates suggest that the cost will be over $1,000,000 during the twelve months ending January 1, 2010 and well over $5,000,000 over the terms of the Leases. Further, current projections indicate administrative and financing costs may approximate $600,000 for the twelve months ending January 1, 2010.

At November 30, 2008, we had advances payable of $74,845 payable to current and former Officers and Directors and 12,934 to other related parties. These advances were used to support our administrative operations. All advances are unsecured, non-interest bearing, and have no set terms of repayment. All of our accounts receivable are due from a company of which our Chief Executive Officer is President.

Our material future contractual obligations as of November 30, 2008, are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$87,779	$87,779	––	––	––

Our operations have been financed from the sale of our common stock and advances from our current and former officers, directors and their affiliates.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations we will require approximately $1,600,000 in financing over the twelve-month period ending January 1, 2010.

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

As of January 10, 2009 we have no off balance sheet arrangements.

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

Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. Amortization of property and equipment is based on the estimated useful lives of those assets.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II -OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 8, 2008, we sold 37,500 shares of our common stock to an accredited investor at a price of $0.40 per share (total proceeds - $15,000).

On October 2, 2008, we sold 25,000 shares of our common stock to an accredited investors at a price of $0.40 per share (total proceeds - $10,000).

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe that the investors had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the sale of these shares.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

January 14, 2009	By:	/s/ /DARREN HAYES
Darren Hayes
Principal Executive Officer and President

January 14, 2009	By:	/s/ HERBERT SCHMIDT
Herbert Schmidt
Principal Financial and Accounting Officer

13