Form 10-K
period 2009-02-28
STRONGBOW RESOURCES INC.
filed 2009-06-12
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 000-52645

———————

STRONGBOW RESOURCES INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	20-4119257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250-777 N. Rainbow Blvd., Las Vegas, NV, 89107

(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:   (702) 938-3656

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2008 was approximately $16,797,434.

As of May 31, 2009 the Company had 103,189,736 outstanding shares of common stock.

PART I

ITEM 1.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Do not place undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•

The impact of the current economic recession and changes in consumer and business consumption habits;

•

our ability to finance our business plan;

•

our ability to deal effectively with competition and manage our growth;

•

the success or commercial viability of our exploration and production plans;

•

our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

Business

Strongbow Resources Inc. (“Strongbow,” “the company,” or “we,”) is an exploration stage company incorporated in the State of Nevada on July 9, 2004. We have been relatively inactive since inception.

We originally intended to import and market plush toys and related products under our former name, “Plush Mall Inc.” We were unable, however, to identify a sufficient number of products for redistribution. Accordingly, we determined to focus our business efforts on the exploration, development and acquisition of mineral properties.

In-keeping with our change of focus, we amended our articles of incorporation during January 2008 to change our name from Plush Mall, Inc. to Strongbow Resources Inc. During October 2007 we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 and to forward stock split our common stock on a 10-for-1 basis.  The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and of the shareholders.

On November 28, 2007 we entered into a term sheet agreement (the “Agreement”) with Holloman Minerals Pty. Limited (“Holloman Minerals”) which provided the basis for a joint venture through which we could earn an 80% interest in seven (7) Australian uranium mineral exploration leases (the “Leases”). The Leases comprised 3,792 square kilometres (967,025 acres) located in the Lake Frome Embayment near Lake Callabonna in South Australia. During December 2008, we paid a deposit of $300,000 to Holloman Minerals in connection with this transaction.

Under the Agreement, we would earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two years, and a total of $5,000,000 in such expenditures within four years following formation of the venture. The Agreement was contingent upon completion of a comprehensive joint venture agreement acceptable to both parties.

In May 2009, we mutually agreed with Holloman Minerals not to pursue creation of the joint venture contemplated by the Agreement. Effective May 29, 2009, we executed a Deposit Settlement Agreement with Holloman Minerals to amicably terminate all commitments related to the joint venture. As part of the settlement, Holloman Minerals agreed to refund $275,000 of the deposit we paid in connection with the Agreement. Holloman Minerals retained $25,000 to offset direct lease expenses which it incurred. The amount of the unreimbursed deposit is recorded as loss on settlement of deposit in the financial statements which accompany this report.

We did not participate in any mineral exploration during the year ended February 28, 2009. As of May 31, 2009 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal 2010 we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for minerals in Australia or other parts of the world.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. We compete to acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable mineral exploration properties will be available for acquisition and development.

Regulation

Mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. If economic quantities of minerals are found in sufficient quantities to warrant mining operations, such mining operations are subject to regulation relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Environmental Considerations

Mineral exploration and development is subject to environmental regulations which may prevent or delay the commencement or continuance of our operations.  Mineral exploration and development is or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our future operations may also be subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Risks

The current recession could have a material adverse impact. The mineral exploration industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which could last into 2010 and beyond. The recession may lead to significant fluctuations in demand and pricing for minerals. Our access to capital, as well as that of our partners and contractors, could be limited due to tightening credit markets that could inhibit development of our property interests.

Our failure of to obtain capital may significantly restrict our proposed operations. We need additional capital to fund our operating losses and to explore for minerals. We do not know what the terms of any future capital raising may be but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital which we need.

We are a new entrant into the minerals exploration and development industry without profitable operating history.  To date, our activities have been limited to organizational efforts and obtaining working capital. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited.

We have never earned a profit. We expect to incur losses during the foreseeable future and we may never be profitable.  To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop the property and its investments in exploration.  Our long-term success depends on its ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

a)

The identification of potential mineralization based on superficial analysis;

b)

availability of government-granted exploration permits;

c)

the quality of management and geological and technical expertise; and

d)

the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. Our inability to acquire or the decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to our shareholders that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.  We are not currently engaged in mining operations because we are in the acquisition phase and have no proven reserves. We do not carry liability insurance and if purchased, cost effective insurance may contain exclusions and limitations on coverage and may be unavailable in some circumstances.

General

As of May 31, 2009 we did not have any full-time employees or formal office space. We use independent consultants who provide us, among other things, with technical engineering support and accounting services.

ITEM 2.

PROPERTIES.

See Item 1 of this report.

ITEM 3.

LEGAL PROCEEDINGS.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL."  On February 11, 2008 our trading symbol was changed to “STBR.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended February 28, 2009 and February 29, 2008. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Fiscal Quarter	High	Low
4th Fiscal Quarter 2009	$0.04	$0.03
3rd Fiscal Quarter 2009	$0.30	$0.05
2nd Fiscal Quarter 2009	$0.42	$0.25
1st Fiscal Quarter 2009	$0.55	$0.28
4th Fiscal Quarter 2008	$0.84	$0.32
3rd Fiscal Quarter 2008	$0.85	$0.10
2nd Fiscal Quarter 2008	N/A	N/A
1st Fiscal Quarter 2008	N/A	N/A

During October 2007, we amended our articles of incorporation to; a) increase the number of our authorized common shares from 75,000,000 to 750,000,000 and b) forward split our common stock on a 10-for-1 basis.

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

As of May 31, 2009 we had 33 shareholders of record for our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.  We plan to retain any earnings to finance the expansion of our operations.

As of May 31, 2009 we had 103,189,736 outstanding shares of common stock.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We were incorporated on July 9, 2004. We originally intended to import and market plush toys and related products under our former name, “Plush Mall Inc.” We were unable, however, to identify a sufficient number of products for redistribution. Accordingly, we determined to focus our business efforts on the exploration, development and acquisition of mineral properties.

During November 2007 we entered into a term sheet agreement (the “Agreement”) with Holloman Minerals which provided the basis for a joint venture through which we may earn an 80% interest in seven (7) Australian uranium mineral exploration leases (the “Leases”). During December 2008, we paid a deposit of $300,000 to Holloman Minerals in connection with this transaction.

Effective May 29, 2009, we entered into a Deposit Settlement Agreement with Holloman Minerals to amicably terminate all commitments related to our joint venture.  As part of the settlement, Holloman Minerals returned $275,000 of the deposit we paid in connection with the Agreement (see Item 1).

We will attempt to acquire mineral properties in Australia or other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of future properties.

Results of Operations

As of May 31, 2009 we did not own any mineral properties and had not generated any revenues.

For the year ended February 28, 2009, our general and administrative expenses increased substantially. This growth in expense relates primarily to an increase in consulting, management and professional fees incurred in connection with capital formation, regulatory compliance and the pursuit of mineral leases in Australia.

During the fiscal year ended February 28, 2009, we sustained an operating loss of $187,214 which was offset, in part, by gains totaling $29,326 generated by the beneficial settlement of indebtedness to our former Chief Executive Officer. We have also recognized a loss of $25,000 on the settlement of our deposit with Holloman Minerals.

Liquidity and Capital Resources

The mineral exploration and extraction industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which continues to inhibit investment liquidity. We expect current economic conditions to result in greater drilling equipment availability and somewhat decreased exploration costs. Our access to capital however, as well as that of our partners and contractors, could be limited due to tightening credit markets and may inhibit the formation of exploration ventures and partnerships. As a result, our future operations may be delayed due to financial constraints.

At February 28, 2009, we had advances payable of $52,622 to shareholders and a former Officer and Director. These advances were used to support our administrative operations. All advances are unsecured, non-interest bearing, and have no set terms of repayment.

Our material future contractual obligations as of February 28, 2009 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$52,622	$52,622	––	––	––

Our operations have been financed from the sale of our common stock and advances from our current and former officers, directors and their affiliates.

In May 2009 we settled a $20,621 debt to a former Officer for $1,000. During June 2009 we anticipate the receipt of $275,000 on the settlement of our deposit with Holloman Minerals.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending June 1, 2010.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of May 31, 2009 we did not have any off balance sheet arrangements.

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

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated into their functional currency equivalents at exchange rates prevailing at the transaction dates.  Carrying values of monetary assets and liabilities reflect the exchange rates at the balance sheet date.  Gains and losses on settlement are included in the determination of net income for the current period.

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

Loss per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have no dilutive stock options and warrants.

See Note 2 to the financial statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended

Management’s Report on Internal Control Over Financial Reporting

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of an independent audit committee, (2) the lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of February 28, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our management believes that the material weaknesses described above did not have an effect on our financial results.

We are committed to improving our organization. We intend to: (i) increase our accounting personnel when funds are available which will also permit better segregation of duties, (ii) appoint one or more additional outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Herbert Schmidt	66	Chief Financial Officer, Secretary, Treasurer and Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director

Herbert Schmidt CPA joined our Board of Directors and became our Chief Financial Officer on October 22, 2007. On April 9, 2008 he also became our Corporate Secretary and Treasurer. Mr. Schmidt has been a finance and accounting professional since 1983.  Since 2001, he has served as the Director of Finance and Administration for the SLC Companies, a celebrity-based business distributing products endorsed by Suzanne Somers. In that capacity, he oversaw the creation of the companies’ websites and designed and implemented their warehousing and distribution system. Prior to that time, he was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, an independent consultant with clients in entertainment, transportation, and manufacturing. Prior to 2001, Mr. Schmidt also served as the Chief Financial Officer of Com-Net Industries, and as Controller for Klausner Transportation Company.  Mr. Schmidt also wrote the original business plan for L.A Gear.

Mr. Schmidt acts as our financial expert.  We do not have an independent director, as that term is defined in Section 803 of the listing standards of the NYSE Amex.

Our operations to date have been limited and we are relatively inactive. As a result, we have not adopted a code of ethics that applies to our principal executive and financial officers, nor have we formed separate audit, compensation or nominating committees to our Board of Directors. Instead, our entire Board of Directors acts in the capacity of those committees. Our management intends to adopt a code of ethics and create a separate audit committee as soon as practicable

Compensation Committee Interlocks and Insider Participation

Our director(s) act as our compensation committee. During the year ended February 28, 2009, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended February 28, 2009, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Changes in Management

The following table shows the changes in our officers and directors since March 1, 2007.

Date	Name	Appointed to (A) or Resigned (R) from Positions	Positions Appointed to Positions Resigned From
09/13/07	John Risinger	A	Director
10/22/07	Herbert Schmidt	A	Chief Financial Officer and Director
03/24/08	Darren Hayes	A	Director
04/09/08	Lorne Reicher	R	President, Chief Executive Officer, Secretary, Treasurer and Director
04/09/08	Herbert Schmidt	A	Secretary and Treasurer
04/09/08	Darren Hayes	A	President and Chief Executive Officer
02/12/09	John Risinger	R	Director
02/12/09	Darren Hayes	R	President and Chief Executive Officer

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 during the fiscal years ended February 28, 2009 and February 29, 2008. No other compensation was paid to any officer other than the cash compensation shown below.

Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Lorne Reicher
Prior CEO, CFO,	2008	––	––	––	––	––	––
President, Secretary	2009	––	––	––	––	––	––
and Treasurer
Darren Hayes(1)
Prior CEO,	2009	92,500	––	––	––	––	––
President,

———————

(1)

Mr. Hayes was our Chief Executive Officer between March 24, 2008 and February 12, 2009.  Mr. Hayes was compensated in the form of consulting and management fees for services rendered in the normal course of operations. The amount of the fees was established and approved between the related parties.

Director Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. Directors have not been compensated for their service as directors.

Stock-Based Compensation and Stock Option Grants

We do not have any securities authorized for issuance under any stock option, stock bonus or other equity compensation plans.

We have not granted stock-based compensation or stock options to our executive officers. We have never had any annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of May 31, 2009, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of	Number of Shares	Percentage of
beneficial owner	of Common Stock	Common Stock (1)
Herbert Schmidt	3,000,000	2.91%
Chief Financial Officer, Secretary,
Treasurer and Director
22840 Dolorosa Street
Woodland Hills, CA 91367

All Officers and Directors
as a group (1 person)	3,000,000	2.91%

Holloman Minerals Pty Ltd.	26,400,000	25.58%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6017
Australia

Larca Pty Ltd.	6,600,000	6.40%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6017
Australia

———————

(1)

This table is based on 103,189,736 shares of common stock issued and outstanding on May 31, 2009.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of which may result in a change in the control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in Items 1 and 7 of this report, we have non-interest bearing advances from certain shareholders; and had a joint venture agreement with Holloman Minerals, our largest shareholder.

Advances from Mr. Reicher, our former Chief Executive Officer, in the amount of $20,621 were outstanding at February 28, 2009. These advances are unsecured, non-interest bearing, and have no set terms of repayment. During May 2009 we settled our indebtedness to Mr. Reicher for $1,000.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants for the audit of our annual financial statements for 2009 and 2008, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton LaBonte LLP for those years.

	2009	2008
Audit-related fees	$20,300	$15,000
Tax fees	––	––
Total	$20,300	$15,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

Our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants. We concluded that the service provided by Dale Matheson Carr-Hilton LaBonte LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Financial Statements and Notes beginning on Page F-1

FINANCIAL STATEMENTS

EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Term Sheet between Strongbow Resources Inc and Holloman Minerals Limited (2)
10.2	Deposit Settlement Agreement between Strongbow Resources Inc. and Holloman Minerals Limited
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

———————

(1)

Previously filed with our Form SB-2 on December 1, 2006 and incorporated by reference.

(2)

Previously filed with our Form 10-KSB on June 16, 2008 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.
Date:	June 12, 2009

		By:	/s/ HERBERT SCHMIDT
Herbert Schmidt
Principal Executive, Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ HERBERT SCHMIDT
Herbert Schmidt,	June 12, 2009
Chief Financial Officer,
Secretary, Treasurer and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of  Strongbow Resources Inc.(an exploration stage company) as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders’ equity and cash flows for the years then ended  and the period from July 9, 2004 (inception) to February 28, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board  (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these  financial statements present fairly, in all material respects, the financial position Strongbow Resources Inc. as at February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for the years then ended and the period from July 9, 2004 (inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 4, 2009

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	February 28, 2009	February 29, 2008
ASSETS

CURRENT ASSETS
Cash	$7	$1,136
Accounts receivable	––	1,953
Other receivable	275,000	300,000

Total Assets	$275,007	$303,089

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,521	$21,715
Due to related parties	52,622	20,621
	86,143	42,336

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
103,189,736 (February 29, 2008- 102,894,736) common shares	11,390	11,095
Additional paid in capital	465,885	350,855
Deficit accumulated during the exploration stage	(288,411)	(101,197)

Total Stockholders' Equity	188,864	260,753

Total Liabilities and Stockholders' Equity	$275,007	$303,089

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative results
	from July 9, 2004 to	Year Ended
	February 28, 2009	February 28, 2009	February 29, 2008
GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$140,276	$112,019	$20,886
Consulting	72,386	41,892	27,191
Professional fees	80,075	37,629	21,897

	(292,737)	(191,540)	(69,974)

GAIN ON SETTLEMENT OF DEBT	29,326	29,326	––

LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	(25,000)	––

NET LOSS	$(288,411)	$(187,214)	$(69,974)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		103,071,051	102,188,104

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

From July 9, 2004 (Inception) to February 28, 2009

				Deficit
				Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Exploration	Stockholders'
	of Shares	Amount	Capital	Stage	Equity
Balance, July 9, 2004	––	$––	$––	$––	$––

Net loss	––		––	(1,699)	(1,699)

Balance, February 28, 2005	––	––	––	(1,699)	(1,699)

Net loss	––	––	––	(1,400)	(1,400)

Balance, February 28, 2006	––	––	––	(3,099)	(3,099)

Common Stock issued for cash at $0.0001 per share - March 2006	70,000,000	7,000	––	––	7,000

Common Stock issued for cash at $0.0005 per share - March 2006	32,000,000	3,200	12,800	––	16,000

Net loss	––	––	––	(28,124)	(28,124)

Balance, February 28, 2007	102,000,000	10,200	12,800	(31,223)	(8,223)

Common Stock issued for cash at $0.40 per share - December 2007	750,000	750	299,250	––	300,000

Investment units issued for cash at $0.38 per share - January 2008	144,736	145	54,855	––	55,000

Finders fees paid on private placements	––	––	(16,050)	––	(16,050)

Net loss	––	––	––	(69,974)	(69,974)

Balance, February 29, 2008	102,894,736	11,095	350,855	(101,197)	260,753

Common Stock issued for cash at $0.40 per share - First fiscal quarter 2009	125,000	125	49,875	––	50,000

Common Stock issued for cash at $0.40 per share - Second fiscal quarter 2009	107,500	107	42,893	––	43,000

Common Stock issued for cash at $0.40 per share - Third fiscal quarter 2009	62,500	63	24,937	––	25,000

Finder’s fees paid on private placements	––	––	(2,675)	––	(2,675)

Net loss	––	––	––	(187,214)	(187,214)
Balance, February 28, 2009	103,189,736	$11,390	$465,885	$(288,411)	$188,864

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative results
	from July 9, 2004 to	Year Ended
	February 28, 2009	February 28, 2009	February 29, 2008
OPERATING ACTIVITIES
Net loss from continuing operations	$(288,411)	$(187,214)	$(69,974)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(29,326)	(29,326)	––
Changes in non-cash working capital items
Accounts receivable	––	1,953	(1,953)
Prepaid expenses	––	––	1,036
Deposit and other receivable	(275,000)	25,000	(300,000)
Accounts payable and accrued liabilities	33,521	11,806	11,122

Cash used in operations	(559,216)	(177,781)	(359,769)

FINANCING ACTIVITIES
Common stock issued for cash	477,275	115,325	338,950
Due to related parties	81,948	61,327	17,500

Cash provided by financing activities	559,223	176,652	356,450

CHANGE IN CASH	7	(1,129)	(3,319)

CASH, BEGINNING	––	1,136	4,455

CASH, ENDING	$7	$7	$1,136

SUPPLEMENTAL DISCLOSURE:

Cash paid for interest	$––	$––	$––
Cash paid for income taxes	$––	$––	$––

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2009

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004.  The Company is in the exploration stage and focuses its business efforts on the exploration, development and acquisition of mineral properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2009, the Company has not yet achieved profitable operations and has accumulated a deficit of $288,411. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through third-party equity or debt financings. Given the global economic recession, there is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon the Company’s ability to raise sufficient new capital to fund its operating commitments and to fund ongoing losses and ultimately on generating profitable operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced significant revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of assets and deferred income tax rates.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Transaction amounts denominated in foreign currencies are translated into their functional currency equivalents at exchange rates prevailing at the transaction dates.  Gains and losses on settlement are included in the determination of net income for the current period.

Income taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on March 1, 2007.

Fair Value of Financial instruments

The estimated fair values for financial instruments under statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, other receivables, accounts payable and amounts due to related parties approximates their carrying value due to their short-term nature.

Earnings per share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since the Company has no dilutive stock options and warrants.

Recent accounting pronouncements

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). In determining the useful life of intangible assets, SFAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any; the adoption of SFAS 142-3 will have on its results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”).  The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP.  The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In June 2008, the EITF reached a consensus Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF No. 01-6”). The consensus in EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FSP No. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The consensus in EITF No. 07-5 supersedes EITF No. 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, the adoption of EITF No. 07-5 will have on its results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.

OTHER RECEIVABLE

On November 28, 2007, the Company entered into an agreement with Holloman Minerals Pty. Limited (“Holloman”). Pursuant to the terms of the agreement, Holloman granted the Company the right to acquire up to a 80% interest in Holloman’s CCP Project (the “Property”), consisting of 7 uranium exploration licenses, located in the Lake Frome Embayment near Lake Callabonna in the State of South Australia in consideration of:

1.

The payment to Holloman of a $300,000 refundable deposit on or before December 15, 2007 (paid).

2.

The investment by the Company of a minimum of $5,000,000 in work commitment expenditures on the Property in accordance with the following schedule:

•

$2,000,000 to be incurred within the first two years following execution of the formal joint venture agreement;

•

an additional $3,000,000 to be incurred within the first four years following execution of the formal joint venture agreement.

In May 2009, the Company and Holloman mutually agreed not to pursue creation of the exploration joint venture contemplated in the CCP Project acquisition agreement. Effective May 29, 2009, the Company executed a Deposit Settlement Agreement with Holloman to terminate all commitments related to the joint venture. As part of the settlement, Holloman agreed to refund $275,000 of the deposit paid by the Company.

4.

RELATED PARTY TRANSACTIONS

Non-interest bearing advances, unsecured and payable upon demand to shareholders and a former officer consist of the following:

	February 28, 2009	February 29, 2008
Advances from former officer	$20,621	$20,621
Advances from Shareholders	32,001	––
	$52.622	$20,621

Management and consulting fees totaling $92,500 (2008 Nil) were paid to the Company’s former Chief Executive Officer during the year ended February 28, 2009. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

During January 2009, the Company recognized gains totaling $29,326 from the beneficial settlement of $54,224 of debt to its former Chief Executive Officer.

5.

CAPITAL STOCK

During January 2008, the Company issued 144,736 units for proceeds of $55,000 at a subscription price of $0.38 per unit. Each unit consists of one common share and one share purchase warrant. One share purchase warrant provides the holder with the option to purchase one common share at a price of $0.50 until January 2010.  The Company paid a finder’s fee of $16,050 in connection with these private placements.

During the year ended February 28, 2009, the Company received $115,325, net of finder’s fees, in cash proceeds from the private placement of 295,000 shares of the Company’s common stock at a price of $0.40 per share.

On February 28, 2009, 144,736 stock purchase warrants are issued and outstanding. No warrants have expired or been exercised since inception. The weighted average remaining life and exercise price of outstanding warrants at February 28, 2009, was 11 months and $0.50 per share, respectively.

At February 28, 2009, the Company had no issued or outstanding stock options.

5.

INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2009	2008
Loss before income taxes	$(187,214)	$(69,974)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	65,525	22,490

Valuation allowance	(65,525)	(22,490)
	$––	$––

At February 28, 2009, the Company had accumulated non-capital loss carry-forwards of approximately $288,000, which are available to reduce taxable income in future taxation years and expire as follows:

2026	$3,000
2027	28,000
2028	70,000
2029	187,000
$288,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States or Canada.  Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures.  Upon filing there could be penalties and interest assessed.  Such penalties vary by jurisdiction and by assessing practices and authorities.  As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.  However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.  Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

6.

SUBSEQUENT EVENT

Effective May 15, 2009, the Company entered into a settlement agreement with a former officer in which Company indebtedness of $20,621 was settled for $1,000.

Effective May 29, 2009, the Company entered into a Deposit Settlement Agreement which terminated all commitments related to its joint venture pertaining to mineral exploration licenses. In accordance with the settlement, Holloman returned $275,000 of the deposit paid by the Company in connection with the formation of the joint venture (see Note 3).