Form 10-Q
period 2009-05-31
STRONGBOW RESOURCES INC.
filed 2009-07-15
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: May 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-52645

———————

STRONGBOW RESOURCES INC

(Exact Name of Issuer as specified in its charter)

———————

Nevada	20-4119257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250-777 N. Rainbow Blvd., Las Vegas, NV 89107

(Address of Issuer’s Principal Executive Offices) (Zip Code)

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Class of Stock	No. Shares Outstanding	Date
Common	103,189,736	July 10, 2009

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on June 12, 2009, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	May 31, 2009	February 28, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7	$7
Accounts receivable	275,000	—
Other receivable	—	275,000

Total Assets	$275,007	$275,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$45,688	$33,521
Due to related parties	33,000	52,622
	78,688	86,143

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
103,189,736 common shares	11,390	11,390
Additional paid in capital	465,885	465,885
Deficit accumulated during the exploration stage	(280,956)	(288,411)

Total Stockholders' Equity	196,319	188,864

Total Liabilities and Stockholders' Equity	$275,007	$275,007

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from July 9, 2004 to May 31, 2009	Three Months Ended
		May 31, 2009	May 31, 2008

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$140,823	$547	$37,513
Consulting	78,386	6,000	14,500
Professional fees	85,695	5,620	8,500
	(304,904)	(12,167)	(60,513)

GAIN ON SETTLEMENT OF DEBT	48,948	19,622	—

LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	—	—

NET (LOSS) INCOME	$(280,956)	$7,455	$(60,513)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		103,189,736	103,011,584

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results from July 9, 2004 to May 31, 2009	Three Months Ended
		May 31, 2009	May 31, 2008
OPERATING ACTIVITIES
Net (loss) income	$(280,956)	$7,455	$(60,513)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from Settlement of indebtedness	(48,948)	(19,622)	—
Changes in non-cash working capital items
Accounts receivable	—	—	(5,041)
Prepaid expenses	—	—	(2,000)
Deposit and other receivable	(275,000)	—	—
Accounts payable and accrued liabilities	45,688	12,167	18,615

Cash used by continuing operations	(559,216)	—	(48,939)

FINANCING ACTIVITIES
Common stock issued for cash	477,275	—	47,325
Due to related parties	81,948	—	—

Cash provided by financing activities	559,223	—	47,325

CHANGE IN CASH	7	—	(1,614)

CASH, BEGINNING	—	7	1,135

CASH, ENDING	$7	$7	$(479)

SUPPLEMENTAL DISCLOSURE:

Cash paid for:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2009

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Stronbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

2.

OTHER RECEIVABLE

On November 28, 2007, the Company entered into an agreement with Holloman Minerals Pty. Ltd. (“Holloman”). Pursuant to the terms of the agreement, Holloman granted the Company the right to acquire up to a 80% interest in Holloman’s CCP Project, consisting of 7 uranium exploration licenses, located in the State of South Australia in consideration of the payment to Holloman of a $300,000 refundable deposit.

In May 2009, the Company and Holloman mutually agreed not to pursue the exploration joint venture contemplated in the CCP Project acquisition agreement. Effective May 29, 2009, the Company executed a Deposit Settlement Agreement with Holloman to terminate all commitments related to the joint venture. As part of the settlement, Holloman agreed to refund $275,000 of the deposit paid by the Company and retained $25,000 to offset direct lease expenses which it incurred.

On July 6, 2009, the Company received payment of the $275,000 refund from Holloman.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended February 28, 2009 filed with the SEC on June 12, 2009.

General

Strongbow Resources Inc. (“Strongbow” or the “Company”) is an exploration stage company incorporated in the State of Nevada on July 9, 2004. We have been relatively inactive since inception.

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

On November 28, 2007 we entered into a term sheet agreement (the “Agreement”) with Holloman Minerals Pty. Ltd. (“Holloman Minerals”) which provided the basis for a joint venture through which we could earn an 80% interest in seven (7) Australian uranium mineral exploration leases (the “Leases”). The Leases comprised 3,792 square kilometres (967,025 acres) located in the Lake Frome Embayment near Lake Callabonna in South Australia. During December 2008, we paid a deposit of $300,000 to Holloman Minerals in connection with this transaction.

Under the Agreement, we would earn our 80% interest in the Leases by investing $2,000,000 in project related expenditures within the first two years, and a total of $5,000,000 in such expenditures within four years following formation of the venture. The Agreement was contingent upon completion of a comprehensive joint venture agreement acceptable to both parties.

In May 2009, we mutually agreed with Holloman Minerals not to pursue creation of the joint venture contemplated by the Agreement. Effective May 29, 2009, we executed a Deposit Settlement Agreement with Holloman Minerals to amicably terminate all commitments related to the joint venture. As part of the settlement, Holloman Minerals agreed to refund $275,000 of the deposit we paid in connection with the Agreement. Holloman Minerals retained $25,000 to offset direct lease expenses which it incurred. On July 6, 2009, the Company received payment of the $275,000 refund from Holloman.

During the remainder of fiscal 2010 we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Australia or other parts of the world.

Results of Operations

As of July 10, 2009 we did not own any mineral properties and had not generated any revenues.

For the three months ended May 31, 2009, our general and administrative expenses decreased substantially. This decrease resulted largely from the closure of our Vancouver-based offices and the retirement of our former Chief Executive Officer. We intend to increase our administrative personnel in the near future and anticipate a growth in expense as a result.

During the three months ended May 31, 2009, we generated net income from operations of $7,455. This income related entirely to a gain of $19,622 generated by the beneficial settlement of debt to a former Chief Executive Officer, and was offset by $12,167 in general and administrative expenses.

We intend to seek additional natural resource properties in Australia or in other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of current and future properties.

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

At May 31, 2009, we had advances payable of $33,000 to shareholders and a former Officer and Director. These advances were used to support our administrative operations. All advances are unsecured, non-interest bearing, and have no set terms of repayment.

Our material future contractual obligations as of May 31, 2009 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$33,000	$33,000	—	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates.

In May 2009 we settled a $20,622 debt to a former Officer for $1,000. On June 6, 2009 we received a payment of $275,000 on the settlement of our deposit with Holloman Minerals.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending August 1, 2010.

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

As of July 10, 2009 we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include the carrying value of assets and certain income tax exposure. These estimates and assumptions are reviewed periodically and, as adjustments become necessary they are reported in earnings in the periods in which they become known.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

Date:

July 15, 2009

STRONGBOW RESOURCES INC.

By:	/s/ HERBERT SCHMIDT
Principal Executive, Financial and Accounting Officer