Form 10-Q
period 2009-08-31
STRONGBOW RESOURCES INC.
filed 2009-10-14
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2009
Or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Class of Stock	No. Shares Outstanding	Date
Common	103,189,736	October 10, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	August 31, 2009	February 28, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$155,392	$7
Prepaid expense	31,045	—
Other receivable	—	275,000

Total Assets	$186,437	$275,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,122	$33,521
Due to related parties	10,500	52,622
	19,622	86,143

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
103,189,736 common shares	11,390	11,390
Additional paid in capital	465,885	465,885
Deficit accumulated during the exploration stage	(310,460)	(288,411)

Total Stockholders' Equity	166,815	188,864

Total Liabilities and Stockholders' Equity	$186,437	$275,007

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from July 9, 2004 to August 31, 2009
		Three Months Ended August 31,		Six Months Ended August 31,
		2009	2008	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$154,812	$13,990	$36,546	$14,537	$74,124
Consulting	90,386	12,000	6,500	18,000	21,000
Professional fees	89,210	3,515	13,425	9,135	21,925
	(334,408)	(29,505)	(56,471)	(41,672)	(117,049)

GAIN ON SETTLEMENT OF DEBT	48,948	—	—	19,623	—

LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	—	—	—	—

NET LOSS	$(310,460)	$(29,505)	$(56,471)	$(22,049)	$(117,049)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		103,189,736	102,030,442	103,189,736	102,030,442

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results from July 9, 2004 to August 31, 2009

		Six Months Ended August 31,
		2009	2008
OPERATING ACTIVITIES
Net loss from continuing operations	$(310,460)	$(22,049)	$(117,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Settlement of debt	(48,948)	(19,623)	—
Changes in non-cash working capital items
Accounts receivable	—	275,000	(5,042)
Prepaid expenses	(31,045)	(31,045)	(3,000)
Accounts payable and accrued liabilities	9,122	(24,398)	29,298

Cash used by (used in) continuing operations	(381,331)	177,885	(95,793)

FINANCING ACTIVITIES
Common stock issued for cash	477,275	—	90,325
Due to related parties	59,448	(22,500)	7,920

Cash provided by (used in) financing activities	536,723	(22,500)	98,245

CHANGE IN CASH	155,392	155,385	2,452

CASH, BEGINNING	—	7	1,136

CASH, ENDING	$155,392	$155,392	$3,588

SUPPLEMENTAL DISCLOSURE:

Cash paid for:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2009

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

2.

OTHER RECEIVABLE

On November 28, 2007, the Company entered into an agreement with Holloman Minerals Pty. Ltd. (“Holloman”). Pursuant to the terms of the agreement, Holloman granted the Company the right to acquire up to a 80% interest in  seven uranium exploration licenses, located in the State of South Australia in consideration of the payment to Holloman of a $300,000 refundable deposit.

In May 2009, the Company and Holloman mutually agreed not to pursue the joint venture pertaining to the uranium leases. Effective May 29, 2009, the Company executed a deposit settlement agreement with Holloman to terminate all commitments related to the joint venture. As part of the settlement, Holloman agreed to refund $275,000 of the deposit paid by the Company and retained $25,000 to offset direct lease expenses which it incurred.

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

In May 2009, we mutually agreed with Holloman Minerals not to pursue creation of the joint venture contemplated by the Agreement. Effective May 29, 2009, we executed a Deposit Settlement Agreement with Holloman Minerals to amicably terminate all commitments related to the joint venture. As part of the settlement, Holloman Minerals agreed to refund $275,000 of the deposit we paid in connection with the Agreement. Holloman Minerals retained $25,000 to offset direct lease expenses which it incurred. On July 6, 2009, we received payment of the $275,000 refund from Holloman.

During the remainder of fiscal 2010 we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Australia or other parts of the world.

Results of Operations

As of October 10, 2009 we did not own any mineral properties and had not generated any revenues.

For the three and six month periods ended August 31, 2009, our general and administrative expenses decreased substantially. This decrease resulted largely from the closure of our Vancouver-based offices and the retirement of our former Chief Executive Officer. We intend to increase our administrative personnel in the near future and anticipate a growth in expense as a result.

We intend to seek additional natural resource properties in Australia or in other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of current and future properties.

Liquidity and Capital Resources

The mineral exploration and extraction industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which continues to inhibit investment liquidity. Our access to capital, as well as that of our partners and contractors, could be limited due to tighter credit markets and may inhibit the formation of exploration ventures and partnerships. As a result, our future operations may be delayed due to financial constraints.

At August 31, 2009, we had advances payable of $10,500 to a shareholder. This advance was used to support our administrative operations. This advance is unsecured, non-interest bearing, and has no set terms of repayment.

Our material future contractual obligations as of August 31, 2009 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$10,500	$10,500	—	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates.

In May 2009 we settled a $20,622 debt to a former Officer for $1,000. On June 6, 2009 we received a payment of $275,000 on the settlement of our deposit with Holloman Minerals.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending October 1, 2010.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our acquisition, exploration or production plans and we may never be profitable.

As of October 10, 2009 we did not have any off balance sheet arrangements.

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

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated into their functional currency equivalents at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities reflect the exchange rates at the balance sheet date. Gains and losses on settlement are included in the determination of net income (loss) for the current period.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

Date:

October 14, 2009

STRONGBOW RESOURCES INC.

By:	/s/ HERBERT SCHMIDT
Herbert Schmidt, Principal Executive, Financial and Accounting Officer