Form 10-Q
period 2009-11-30
STRONGBOW RESOURCES INC.
filed 2010-01-13
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2009
Or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Class of Stock	No. Shares Outstanding	Date
Common	103,189,736	January 10, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2009	February 28, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$134,117	$7
Prepaid expense	15,963	—
Other receivable	—	275,000

Total Assets	$150,080	$275,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,216	$33,521
Due to related parties	10,500	52,622
	32,716	86,143

STOCKHOLDERS' EQUITY
Capital Stock Authorized:
750,000,000 common shares, par value $0.001 per share Issued and outstanding 103,189,736 common shares	11,390	11,390
Additional paid in capital	465,885	465,885
Deficit accumulated during the exploration stage	(359,911)	(288,411)

Total Stockholders' Equity	117,364	188,864

Total Liabilities and Stockholders' Equity	$150,080	$275,007

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from July 9, 2004 to November 30,

		Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2009	2008	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$179,427	$24,615	$36,533	$39,151	$110,658
Consulting	108,386	18,000	8,892	36,000	29,892
Professional fees	96,046	6,836	(1,296)	15,971	20,628
	(383,859)	(49,451)	(44,129)	(91,122)	(161,178)

GAIN ON SETTLEMENT OF DEBT	48,948	—	—	19,622	—

LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	—	—	—	—

NET LOSS	$(359,911)	$(49,451)	$(44,129)	$(71,500)	$(161,178)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		103,189,736	103,127,236	103,189,736	102,000,000

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results from July 9, 2004 to November 30,

		Nine Months Ended November 30,
	2009	2009	2008

OPERATING ACTIVITIES
Net loss from continuing operations	$(359,911)	$(71,500)	$(161,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Settlement of debt	(48,948)	(19,622)	—
Changes in non-cash working capital items
Accounts receivable	—	275,000	(5,042)
Prepaid expenses	(15,963)	(15,963)	(3,270)
Accounts payable and accrued liabilities	22,216	(11,305)	(11,193)

Cash used by (used in) continuing operations	(402,606)	156,610	(180,683)

FINANCING ACTIVITIES
Common stock issued for cash	477,275	—	115,325
Due to related parties	59,448	(22,500)	67,158

Cash provided by (used in) financing activities	536,723	(22,500)	182,483

INCREASE IN CASH	134,117	134,110	1,800

CASH, BEGINNING	—	7	1,136

CASH, ENDING	$134,117	$134,117	$2,936

SUPPLEMENTAL DISCLOSURE:

Cash paid for:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

Subsequent Events

The Company evaluated events occurring between the end of its fiscal quarter, November 30, 2009 and January 13, 2010 when the financial statements were issued. There were no subsequent events which required disclosure in these financial statements.

Recently Adopted Accounting Guidance

On March 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company completed no business combinations since March 1, 2009 and the adoption of the new guidance did not have an impact on its financial statements.

On March 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have an impact on the Company’s financial statements.

On March 1, 2009, the Company adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have an impact on the Company’s financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company  beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance will not have an impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance will not have an impact on the Copany’s financial statements.

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

During 2010, we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Australia or other parts of the world.

Results of Operations

As of January 10, 2010 we did not own any mineral properties and had not generated any revenues.

For the nine month period ended November 30, 2009 our general and administrative expenses decreased substantially. This decrease resulted largely from the closure of our Vancouver-based offices and the retirement of our former Chief Executive Officer. We intend to increase our administrative personnel in the near future and anticipate a growth in expense as a result.

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

At November 30, 2009, we had an advance payable of $10,500 to a shareholder. This advance was used to support our administrative operations. This advance is unsecured, non-interest bearing, and has no set terms of repayment.

Our material future contractual obligations as of November 30, 2009 are shown below.

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

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending January 31, 2011.

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

As of January 10, 2010 we did not have any off balance sheet arrangements.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

January 13, 2010

STRONGBOW RESOURCES INC.

By:	/s/ HERBERT SCHMIDT
Herbert Schmidt, Principal Executive, Financial and Accounting Officer