Form 10-K
period 2010-02-28
STRONGBOW RESOURCES INC.
filed 2010-05-28
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010.

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

———————

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2009 was approximately $5,719,000.

As of May 25, 2010 the Company had 103,189,736 outstanding shares of common stock.

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

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•

The impact of the current economic conditions and changes in consumer and business consumption habits;

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

Business

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. We have been relatively inactive since inception.

We originally intended to import and market plush toys and related products under our former name, “Plush Mall Inc.” We were unable, however, to identify a sufficient number of products for redistribution. Accordingly, we determined to focus our business efforts on the acquisition, exploration and development of mineral properties.

In-keeping with our change of focus, we amended our articles of incorporation during January 2008 to change our name from Plush Mall, Inc. to Strongbow Resources Inc. During October 2007 we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 and to forward stock split our common stock on a 10-for-1 basis. The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and in the best interests of our shareholders.

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

In May 2009, we mutually agreed with Holloman Minerals not to pursue creation of the joint venture contemplated by the Agreement. Effective May 29, 2009, we executed a Deposit Settlement Agreement with Holloman Minerals to amicably terminate all commitments related to the joint venture. As part of the settlement, Holloman Minerals agreed to refund $275,000 of the deposit we paid in connection with the Agreement. Holloman Minerals retained $25,000 to offset direct lease expenses which it incurred. On July 6, 2009, we received payment of the $275,000 refund from Holloman Minerals.

We did not participate in any mineral exploration during the year ended February 28, 2010. As of May 25, 2010 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal 2011 we plan to identify and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for minerals in Australia or other parts of the world.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. We compete to acquire prime mineral exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable mineral exploration properties will be available for acquisition and development.

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

Environmental Considerations

Mineral exploration and development is subject to environmental regulations which may prevent or delay the commencement or continuance of our operations. Mineral exploration and development is or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our future operations may also be subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

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

Risks

Our failure of to obtain capital may significantly restrict our proposed operations. We need additional capital to acquire assets, fund our operating losses and to explore for minerals. We do not know what the terms of any future capital raising may be, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital which we need.

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

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop properties. Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

a)

The identification of potential mineralization based on superficial analysis;

b)

availability of government-granted exploration permits;

c)

the quality of management and geological and technical expertise; and

d)

the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. Our inability to acquire or the decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to our shareholders that we will discover or acquire any mineralized material in sufficient quantities on any properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on any mineral property we may acquire.

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

General

As of May 25, 2010 we did not have any full-time employees or formal office space. We use independent consultants who provide us, among other things, with technical engineering support and accounting services.

ITEM 2.

PROPERTIES.

See Item 1 of this report.

ITEM 3.

LEGAL PROCEEDINGS.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL." On February 11, 2008 our trading symbol was changed to “STBR.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended February 28, 2010 and February 28, 2009. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Fiscal Quarter	High	Low
4th Fiscal Quarter 2010	$0.25	$0.20
3rd Fiscal Quarter 2010	$0.30	$0.10
2nd Fiscal Quarter 2010	$0.25	$0.03
1st Fiscal Quarter 2010	$0.03	$0.03
4th Fiscal Quarter 2009	$0.04	$0.03
3rd Fiscal Quarter 2009	$0.30	$0.05
2nd Fiscal Quarter 2009	$0.42	$0.25
1st Fiscal Quarter 2009	$0.55	$0.28

During October 2007, we amended our articles of incorporation to; a) increase the number of our authorized common shares from 75,000,000 to 750,000,000 and b) forward split our common stock on a 10-for-1 basis.

There is currently only a limited market for our common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and a small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will continue or that the stock price will be maintained.

Our shares of common stock are subject to certain “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell our shares. As a result, those rules may affect the ability of investors to sell our shares of common stock in the secondary market and the price at which investors can sell any such shares.

As of May 25, 2010 we had 31 holders of record for our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain any earnings to finance the expansion of our operations.

As of May 25, 2010 we had 103,189,736 outstanding shares of common stock.

During the year ended February 28, 2010 we did not purchase any shares of our common stock from third parties in a private transaction in the open market. During the year ended February 28, 2010 none of our Officers or Directors, or any of our principal shareholders purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

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

On November 28, 2007 we entered into a term sheet agreement with Holloman Minerals which provided the basis for a joint venture through which we could earn an 80% interest in seven (7) Australian uranium mineral exploration leases. The Agreement was contingent upon completion of a comprehensive joint venture agreement acceptable to both parties.

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

During Fiscal 2011, we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Australia or other parts of the world.

Results of Operations

As of May 25, 2010 we did not own any mineral properties and had not generated any revenues.

Our general and administrative expenses for the year ended February 28, 2010 decreased when compared to the prior fiscal year. This decrease resulted largely from the closure of our Vancouver-based offices and the retirement of our former Chief Executive Officer. We intend to increase our administrative personnel in the near future and anticipate a growth in expense as a result.

We intend to seek additional natural resource properties in Australia or in other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of future properties.

Liquidity and Capital Resources

The mineral exploration and extraction industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Our access to capital, as well as that of our partners and contractors, could be limited due to tighter credit markets and may inhibit the formation of exploration ventures and partnerships. As a result, our future operations may be delayed due to financial constraints.

At February 28, 2010, we had an advance payable of $10,500 to a shareholder. This advance was used to support our administrative operations. This advance is unsecured, non-interest bearing, and has no set terms of repayment.

Our material future contractual obligations as of February 28, 2010 are shown below.

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

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending May 31, 2011.

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

As of May 25, 2010 we did not have any off balance sheet arrangements.

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

Fair Value of Financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, prepaid expenses, other receivables, accounts payable and amounts due to related parties approximates their carrying value due to their short-term nature.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2010, our disclosure controls and procedures are effective.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of an independent audit committee, (2) the lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of February 28, 2010.

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

We are committed to improving our organization. We intend to: (i) increase our accounting personnel when funds are available which will also permit better segregation of duties, (ii) appoint one or more additional outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Herbert Schmidt	67	Chief Financial Officer, Secretary, Treasurer and Director

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

Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director

Herbert Schmidt, CPA, joined our Board of Directors and became our Chief Financial Officer on October 22, 2007. On April 9, 2008 he also became our Corporate Secretary and Treasurer. Mr. Schmidt has been a finance and accounting professional since 1983. Since 2001, he has served as the Director of Finance and Administration for the SLC Companies, a celebrity-based business distributing products endorsed by Suzanne Somers. In that capacity, he oversaw the creation of the companies’ websites and designed and implemented their warehousing and distribution system. Prior to that time, he was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, and an independent consultant with clients in entertainment, transportation, and manufacturing. Prior to 2001, Mr. Schmidt also served as the Chief Financial Officer of Com-Net Industries, and as Controller for Klausner Transportation Company. Mr. Schmidt also wrote the original business plan for L.A Gear.

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

Our Director(s) act as our compensation committee. During the year ended February 28, 2010, all of our Directors participated in deliberations concerning executive officer compensation.

During the year ended February 28, 2010, none of our Officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Changes in Management

The following table shows the changes in our Officers and Directors since March 1, 2008.

Date	Name	Appointed to (A) or Resigned (R) from Positions	Positions Appointed to Positions Resigned From
03/24/08	Darren Hayes	A	Director
04/09/08	Lorne Reicher	R	President, Chief Executive Officer, Secretary, Treasurer and Director
04/09/08	Herbert Schmidt	A	Secretary and Treasurer
04/09/08	Darren Hayes	A	President and Chief Executive Officer
02/12/09	John Risinger	R	Director
02/12/09	Darren Hayes	R	Director, President and Chief Executive Officer

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table shows the compensation paid to our Chief Executive Officer, officers acting in that capacity, and those executive officers that earned more than $100,000 during the fiscal years ended February 28, 2010 and 2009. No other compensation was paid to any officer other than the cash compensation shown below.

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Lorne Reicher
Prior CEO, CFO,	2009	––	––	––	––	––	––
President, Secretary	2010	––	––	––	––	––	––
and Treasurer
Darren Hayes(1)
Prior CEO,	2009	80,000	––	––	––	12,500	92,500
President	2010	––	––	––	––	––	––
Herbert Schmidt
CFO, Secretary	2009	––	––	––	––	––	––
and Treasurer	2010	27,000	––	––	––	––	27,000

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of May 25, 2010, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of	Number of Shares	Percentage of
beneficial owner	of Common Stock	Common Stock (1)
Herbert Schmidt	3,000,000	2.91%
Chief Financial Officer, Secretary,
Treasurer and Director
22840 Dolorosa Street
Woodland Hills, CA 91367

All Officers and Directors
as a group (1 person)	3,000,000	2.91%

Holloman Minerals Pty Ltd.	26,400,000	25.58%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6017
Australia

Lai Chi Hung Ricky	10,000,000	9.69%
7B Block 2, 25 Tai Hang Drive
Jardine’s Lookout
Hong Kong

Larca Pty Ltd.	6,600,000	6.40%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6017
Australia

———————

(1)

This table is based on 103,189,736 shares of common stock issued and outstanding on May 25, 2010.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of which may result in a change in the control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in Items 1 and 7 of this report, we have a non-interest bearing advance in the amount of $10,500 from a shareholder; and had a joint venture agreement with Holloman Minerals, our largest shareholder.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants for the audit of our annual financial statements for 2010 and 2009, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton LaBonte LLP for those years.

	2010	2009
Audit-related fees	$18,487	$20,300
Tax fees	5,000	––
Total	$23,487	$20,300

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Financial Statements and Notes beginning on Page F-1

FINANCIAL STATEMENTS

EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Term Sheet between Strongbow Resources Inc and Holloman Minerals Limited (2)
10.2	Deposit Settlement Agreement between Strongbow Resources Inc. and Holloman Minerals Limited(3)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

———————

(1)

Previously filed with our Form SB-2 on December 1, 2006 and incorporated by reference.

(2)

Previously filed with our Form 10-KSB on June 16, 2008 and incorporated by reference.

(3)

Previously filed with our Form 10-K on June 12, 2009 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.
Date:	May 28, 2010

		By:	/s/ HERBERT SCHMIDT
Herbert Schmidt
Principal Executive, Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ HERBERT SCHMIDT
Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director	May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc. (an exploration stage company) as of February 28, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the period from  July 9, 2004 (inception) through February 28, 2010 .  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position Strongbow Resources Inc. as of February 28, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and the period from July 9, 2004 (inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 28, 2010

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	February 28, 2010	February 28, 2009
ASSETS

CURRENT ASSETS
Cash	$98,179	$7
Prepaid expense	10,113	—
Other receivable	—	275,000
Total Assets	$108,292	$275,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,890	$33,521
Due to related parties	10,500	52,622
	44,390	86,143

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
103,189,736 common shares	11,390	11,390
Additional paid in capital	465,885	465,885
Deficit accumulated during the exploration stage	(413,373)	(288,411)
Total Stockholders' Equity	63,902	188,864
Total Liabilities and Stockholders' Equity	$108,292	$275,007

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative results from July 9, 2004 to February 28, 2010	Year Ended
		February 28, 2010	February 28, 2009
GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$197,349	$57,073	$112,019
Consulting	126,386	54,000	41,892
Professional fees	113,586	33,511	37,629
	(437,321)	(144,584)	(191,540)

GAIN ON SETTLEMENT OF DEBT	48,948	19,622	29,326
LOSS ON SETTLEMENT OF RECEIVABLE	(25,000)	—	(25,000)
NET LOSS	$(413,373)	$(124,962)	$(187,214)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		103,189,736	103,071,051

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

From July 9, 2004 (Inception) to February 28, 2010

	Common Shares		Additional Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Number of Shares	Amount
Balance, July 9, 2004	—	$—	$—	$—	$—
Net loss	—		—	(1,699)	(1,699)
Balance, February 28, 2005	—	—	—	(1,699)	(1,699)

Net loss	—	—	—	(1,400)	(1,400)
Balance, February 28, 2006	—	—	—	(3,099)	(3,099)

Common Stock issued for cash at $0.0001 per share - March 2006	70,000,000	7,000	—	—	7,000
Common Stock issued for cash at $0.0005 per share - March 2006	32,000,000	3,200	12,800	—	16,000
Net loss	—	—	—	(28,124)	(28,124)
Balance, February 28, 2007	102,000,000	10,200	12,800	(31,223)	(8,223)

Common Stock issued for cash at $0.40 per share - December 2007	750,000	750	299,250	—	300,000
Investment units issued for cash at $0.38 per share - January 2008	144,736	145	54,855	—	55,000
Finders fees paid on private placements	—	—	(16,050)	—	(16,050)
Net loss	—	—	—	(69,974)	(69,974)
Balance, February 29, 2008	102,894,736	11,095	350,855	(101,197)	260,753

Common Stock issued for cash at $0.40 per share - First fiscal quarter 2009	125,000	125	49,875	—	50,000
Common Stock issued for cash at $0.40 per share - Second fiscal quarter 2009	107,500	107	42,893	—	43,000
Common Stock issued for cash at $0.40 per share - Third fiscal quarter 2009	62,500	63	24,937	—	25,000
Finders fees paid on private placements	—	—	(2,675)	—	(2,675)
Net loss	—	—	—	(187,214)	(187,214)
Balance, February 28, 2009	103,189,736	11,390	465,885	(288,411)	188,864

Net loss				(124,962)	(124,962)
Balance, February 28, 2010	103,189,736	$11,390	$465,885	$(413,373)	$63,902

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative results From July 9, 2004 to February 28, 2010	Year Ended
		February 28, 2010	February 28, 2009
OPERATING ACTIVITIES
Net loss from continuing operations	$(413,373)	$(124,962)	$(187,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from Settlement of indebtedness	(48,948)	(19,622)	(29,326)
Changes in non-cash working capital items
Accounts receivable	—	—	1,953
Prepaid expenses	(10,113)	(10,113)	—
Deposit and other receivable	—	275,000	25,000
Accounts payable and accrued liabilities	33,890	369	11,806
Cash provided (used) by operations	(438,544)	120,672	(177,781)

FINANCING ACTIVITIES
Common stock issued for cash	477,275	—	115,325
Due to related parties	59,448	(22,500)	61,327
Cash provided (used) by financing activities	536,723	(22,500)	176,652

CHANGE IN CASH	98,179	98,172	(1,129)
CASH, BEGINNING	—	7	1,136
CASH, ENDING	$98,179	$98,179	$7

SUPPLEMENTAL DISCLOSURE:
Cash paid for
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

STRONGBOW RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the exploration, development and acquisition of mineral properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2010, the Company has not yet achieved profitable operations and has accumulated a deficit of $413,373. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced any revenues and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation and Transaction

The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from the translation of foreign entity financial statements are included as a component of other comprehensive loss.

Transactions denominated in currencies other than the Company’s functional currency are re-measured to the Company’s functional currency at year-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Mineral Properties

The Company classifies its mineral rights as tangible assets and accordingly, acquisition costs are capitalized as mineral property costs. Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Income taxes

Income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Fair Value of Financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivable, accounts payable and amounts due to related parties approximates their carrying value due to their short-term nature.

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent accounting pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

3.

OTHER RECEIVABLE

On November 28, 2007, the Company entered into an agreement with Holloman Minerals Pty. Ltd. (“Holloman”), a related party. Pursuant to the terms of the agreement, Holloman granted the Company the right to acquire up to a 80% interest in seven uranium exploration licenses, located in the State of South Australia. The Company paid a $300,000 refundable deposit to Holloman in connection with this transaction.

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

4.

RELATED PARTY TRANSACTIONS

Non-interest bearing advances, unsecured and payable upon demand to shareholders and a former officer consist of the following:

	February 28, 2010	February 28, 2009
Advances from former officer	$––	$20,621
Advances from Shareholder(s)	10,500	32,001
	$10,500	$52,622

Included in accounts payable at February 28, 2010 is an amount of $3,000 (prior year nil) in fees payable to an officer of the Company.

Effective May 15, 2009, the Company entered into a settlement agreement with a former officer through which Company indebtedness of $20,622 was settled for $1,000 resulting in a gain of $19,622. During January 2009, the Company recognized gains of $29,326 resulting from the beneficial settlement of $54,224 of payables and advances to its former Chief Executive Officer.

During the year ended February 28, 2010, fees totaling $27,000 (prior year – Nil) were paid to the Company’s Chief Financial Officer. Fees totaling $92,500 were paid to the Company’s former Chief Executive Officer during the year ended February 28, 2009. All fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

5.

CAPITAL STOCK

The Company is authorized to issue 750,000,000 common shares with a par value of $0.001.

On February 28, 2010, warrants for the purchase of 25,000 shares of stock are outstanding. The weighted average remaining life and exercise price of outstanding warrants were 5.7 months and $0.50 per share, respectively. During the year ended February 28, 2010, no warrants were exercised and 144,736 warrants expired.

At February 28, 2010, the Company did not have any stock-based compensation plans, and no issued or outstanding stock options.

6.

INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended February 28,
	2010	2009
Loss before income taxes	$(124,962)	$(187,214)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at statuatory rates	43,738	65,525
Valuation allowance	(43,738)	(65,525)
Provision for income taxes	$––	$––

The significant components of deferred income tax assets at February 28, 2010 and 2009 are as follows:

	February 28, 2010	February 28, 2009
Deferred income tax assets:
US net operating loss carryforwards	$413,000	$288,000
Total deferred income tax assets	413,000	288,000
Less: valuation allowance	(413,000)	(288,000)
Deferred income tax assets, net	$––	$––

At February 28, 2010, the Company had accumulated non-capital loss carry-forwards of approximately $413,000 that expire from 2026 through 2030.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.