Form 10-Q
period 2010-08-31
STRONGBOW RESOURCES INC.
filed 2010-10-14
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2010
Or

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		☑ Yes ☐ No

Class of Stock	No. Shares Outstanding	Date

Common	103,189,736	October 8, 2010

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on May 28, 2010, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	August 31, 2010	February 28, 2010

ASSETS

CURRENT ASSETS
Cash	$19,692	$98,179
Prepaid expense	5,404	10,113
Total Assets	$25,096	$108,292

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,882	$33,890
Due to related parties	10,500	10,500
	35,382	44,390

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
103,189,736 common shares	11,390	11,390
Additional paid in capital	465,885	465,885
Deficit accumulated during the exploration stage	(487,561)	(413,373)
Total Stockholders' Equity (Deficit)	(10,286)	63,902
Total Liabilities and Stockholders' Equity (Deficit)	$25,096	$108,292

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative results from July 9, 2004 to August 31, 2010	Three Months Ended		Six Months Ended
		August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$227,817	$15,305	$13,990	$30,468	$14,537
Consulting	162,386	18,000	12,000	36,000	18,000
Professional fees	121,306	7,720	3,515	7,720	9,135
	(511,509)	(41,025)	(29,505)	(74,188)	(41,672)

GAIN ON SETTLEMENT OF DEBT	48,948	—	—	—	19,623
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	—	—	—	-
NET LOSS	$(487,561)	$(41,025)	$(29,505)	$(74,188)	$(22,049)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		103,189,736	103,189,736	103,189,736	103,189,736

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative results from July 9, 2004 to August 31, 2010	Six Months Ended
		August 31, 2010	August 31, 2009

OPERATING ACTIVITIES
Net loss from continuing operations	$(487,561)	$(74,188)	$(22,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(48,947)	—	(19,623)
Changes in non-cash working capital items
Accounts receivable	—	—	275,000
Prepaid expense	(5,404)	4,709	(31,045)
Accounts payable and accrued liabilities	24,882	(9,008)	(24,398)
Cash provided (used in) continuing operations	(517,030)	(78,487)	177,885

FINANCING ACTIVITIES
Common stock issued for cash	477,275	—	(22,500)
Due to related parties	59,447	—	—
Cash provided (used in) financing activities	536,722	—	(22,500)

CHANGE IN CASH	19,692	(78,487)	155,385
CASH, BEGINNING	—	98,179	7
CASH, ENDING	$19,692	$19,692	$155,392

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$—	$111	$—
Cash paid for Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

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

During the twelve months ending August 31, 2011, we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Australia or other parts of the world.

Results of Operations

As of October 8, 2010 we did not own any mineral properties and had not generated any revenues.

Our general and administrative expenses for the three and six months ended August 31, 2010 increased when compared to the same periods during the prior fiscal year. This increase resulted largely from personnel expenditures required to maintain regulatory compliance and examine possible business opportunities.

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

At August 31, 2010, we had an advance payable of $10,500 to a shareholder. This advance was used to support administrative operations. It is unsecured, non-interest bearing, and has no set terms of repayment.

Our material future contractual obligations as of August 31, 2010 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$10,500	$10,500	—	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates.

In May 2009 we settled a $20,623 debt to a former Officer for $1,000. On July 6, 2009 we received a payment of $275,000 on the settlement of our deposit with Holloman Minerals.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending August 31, 2011.

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

As of October 8, 2010 we did not have any off balance sheet arrangements.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

October 13, 2010

STRONGBOW RESOURCES INC.

By:	/s/ Herbert Schmidt
Herbert Schmidt, Principal Executive, Financial and Accounting Officer