Form 10-Q
period 2010-11-30
STRONGBOW RESOURCES INC.
filed 2011-01-13
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2010
Or

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No

Class of Stock	No. Shares Outstanding	Date

Common	104,323,069	January 5, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2010	February 28, 2010
ASSETS

CURRENT ASSETS
Cash	$8,044	$98,179
Prepaid expense	23,601	10,113
Total Assets	$31,645	$108,292

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$76,882	$33,890
Due to related parties	28,500	10,500
	105,382	44,390

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
103,189,736 common shares	11,390	11,390
Additional paid in capital	465,885	465,885
Deficit accumulated during the exploration stage	(551,012)	(413,373)
Total Stockholders' Equity (Deficit)	(73,737)	63,902
Total Liabilities and Stockholders' Equity (Deficit)	$31,645	$108,292

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative results From July 9, 2004 to November 30, 2010	Three Months Ended		Nine Months Ended
		November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009
GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$263,018	$35,201	$24,615	$65,669	$39,151
Consulting	180,386	18,000	18,000	54,000	36,000
Professional fees	131,556	10,250	6,836	17,970	15,971
	(574,960)	(63,451)	(49,451)	(137,639)	(91,122)
GAIN ON SETTLEMENT OF DEBT	48,948	—	—	—	19,622
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	—	—	—	—
NET LOSS	$(551,012)	$(63,451)	$(49,451)	$(137,639)	$(71,500)
BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		103,189,736	103,189,736	103,189,736	103,189,736

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(A Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative results from July 9, 2004 to November 30, 2010	Nine Months Ended
		November 30, 2010	November 30, 2009
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(551,012)	$(137,639)	$(71,500)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from Settlement of indebtedness	(48,947)	—	(19,622)
Changes in non-cash working capital items
Accounts receivable	—	—	275,000
Prepaid expenses	(23,601)	(13,488)	(15,963)
Accounts payable and accrued liabilities	76,882	42,992	(11,305)
Cash provided (used) by continuing operations	(546,678)	(108,135)	156,610

FINANCING ACTIVITIES
Common stock issued for cash	477,275	-	—
Due to related parties	77,447	18,000	(22,500)
Cash provided (used) by financing activities	554,722	18,000	(22,500)

CHANGE IN CASH	8,044	(90,135)	134,110
CASH, BEGINNING	—	98,179	7
CASH, ENDING	$8,044	$8,044	$134,117

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$—	$259	$—
Cash paid for Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.

RELATED PARTY TRANSACTIONS

Non-interest bearing notes and advances, unsecured and payable upon demand to a shareholder and a former officer consist of the following:

	November 30, 2010	February 28, 2010
Notes and Advances from Former Officer and Shareholder	$28,500	$10,500

On December 20, 2010, a note payable to a shareholder in the amount of $18,000 was converted to shares of our common stock (see Note 3).

3.

SUBSEQUENT EVENT

On December 20, 2010, the Company issued 1,133,333 restricted shares of its common stock at a price of $0.06 per share. Total proceeds of $68,000 included proceeds of $50,000 in cash and the conversion of $18,000 in amounts due to a related party.

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

In-keeping with our change of focus, we amended our articles of incorporation in January 2008 to change our name from Plush Mall, Inc. to Strongbow Resources Inc. During October 2007 we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 and to forward stock split our common stock on a 10-for-1 basis. The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and that of our shareholders.

On November 28, 2007 we entered into a term sheet agreement with Holloman Minerals which provided the basis for a joint venture through which we could earn an 80% interest in seven (7) Australian uranium mineral exploration leases. We paid a deposit of $300,000 in connection with the Agreement. The Agreement was contingent upon completion of a comprehensive joint venture agreement acceptable to both parties.

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

In September 2010, we began discussions with certain parties in Kyrgyzstan concerning joint ventures targeting the exploration of certain gold deposits. These discussions have been jointly undertaken with our largest shareholder.

During the twelve months ending November 30, 2011, we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Kyrgyzstan, Australia or other parts of the world.

Results of Operations

As of January 5, 2011 we did not own any mineral properties and had not generated any revenues.

At November 30, 2010, our current liabilities exceeded our current assets by approximately $74,000. Current liabilities have increased substantially when compared to amounts outstanding at November 30, 2009, and include accounts payable and accrued liabilities of $76,882 and non-interest bearing notes and advances of $28,500. Our general and administrative expenses for the three and nine months ended November 30, 2010 have also increased when compared to the same periods during the prior fiscal year. These increases resulted largely from personnel and travel related expenditures required to maintain regulatory compliance and examine possible business opportunities.

It is likely that our expenditures will increase as we seek additional natural resource properties in Kyrgyzstan, Australia or in other parts of the world. In that connection, we plan to identify, negotiate and rely upon third party farm-ins and other joint venture partners to assist in the exploration and development of future properties.

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

At November 30, 2010, we had a note and advance payable of $28,500 to a former officer and a shareholder. Proceeds from this note and advance were used to support administrative operations. The note and advance are unsecured, non-interest bearing, and payable upon demand.

Our material future contractual obligations as of November 30, 2010 are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes and Advances	$28,500	$28,500	—	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates.

The factors that will most significantly affect our results of operations include (i) our ability to satisfy our capital requirements, (ii) our ability to effectively acquire natural resource properties, (iii) the marketability of future production, if any, (iv) competition from larger companies, and (vi) future prices of natural resource. Our revenues will also be significantly impacted by our ability to maintain or increase natural resource production through exploration and development activities.

On December 20, 2010, we sold 1,133,333 restricted shares of our common stock at a price of $0.06 per share to our largest shareholder. This private placement was made at the market asking price of the shares on the date of sale. Total proceeds of $68,000 included $50,000 in cash and the conversion of $18,000 of notes payable to the purchaser.

In May 2009 we settled a $20,623 debt to a former officer for $1,000. On July 6, 2009 we received a payment of $275,000 on the settlement of our deposit with Holloman Minerals.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations, exclusive of any costs associated with the potential acquisition of mineral interests, will require approximately $750,000 in financing to cover general, administrative and business development expenses during the twelve-month period ending January 5, 2012.

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

As of January 5, 2011 we did not have any off balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     January 13, 2011

STRONGBOW RESOURCES INC.

By:	/s/ Herbert Schmidt
Herbert Schmidt, Principal Executive, Financial and Accounting Officer