Form 10-K
period 2011-02-28
STRONGBOW RESOURCES INC.
filed 2011-05-31
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2010 was approximately $3,499,000.

As of May 25, 2011 the Company had 104,323,069 outstanding shares of common stock.

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

In May 2009, we mutually agreed with Holloman Minerals Pty Ltd. not to pursue creation of the joint venture contemplated by the Agreement. Effective May 29, 2009, we executed a Deposit Settlement Agreement with Holloman Minerals to amicably terminate all commitments related to the joint venture. As part of the settlement, Holloman Minerals agreed to refund $275,000 of the deposit we paid in connection with the Agreement. Holloman Minerals retained $25,000 to offset direct lease expenses which it incurred. On July 6, 2009, we received payment of the $275,000 refund from Holloman Minerals.

In November 2010, we began cooperative efforts with Holloman Corporation (“Holloman”), to pursue a working interest position in certain gold resources in the Kyrgyz Republic (the ‘Kyrgyz Gold Project”). As of May 25, 2011 we had incurred approximately $327,000 in expenses and liabilities in connection with these efforts, including $150,000 in notes payable to Holloman ($100,000 of which were issued subsequent to February 28, 2011). During May 2011, we determined that our further investment in the Kyrgyz Gold Project was unwarranted. As a result, we agreed to withdraw from the Kyrgyz Gold Project and assign our rights and interests in that project to Holloman. In exchange, Holloman agreed to forgive $150,000 of our indebtedness to them, and absorb approximately $121,000 in future obligations and outstanding liabilities related to three (3) consulting contracts we had executed in connection with the Kyrgyz Gold Project. Our largest shareholder, Holloman Value Holdings, LLC, is a wholly-owned subsidiary of Holloman.

We did not participate in any mineral exploration during the year ended February 28, 2011. As of May 25, 2011 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal 2012 we plan to identify and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for minerals in Australia, Central Asia or other parts of the world.

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

Risks

Our failure of to obtain capital will significantly restrict our proposed operations. We need additional capital to acquire assets, fund our operating losses and to explore for minerals. We do not know what the terms of any future capital raising may be, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital which we need.

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

General

As of May 25, 2011 we did not have any full-time employees or formal office space. We use independent consultants who provide us, among other things, with technical engineering support and accounting services.

ITEM 2.	PROPERTIES.

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL." On February 11, 2008 our trading symbol was changed to “STBR.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended February 28, 2011 and February 28, 2010. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Fiscal Quarter	High	Low
4th Fiscal Quarter 2011	$0.35	$0.04
3rd Fiscal Quarter 2011	$0.09	$0.05
2nd Fiscal Quarter 2011	$0.25	$0.05
1st Fiscal Quarter 2011	$0.25	$0.14
4th Fiscal Quarter 2010	$0.25	$0.20
3rd Fiscal Quarter 2010	$0.30	$0.10
2nd Fiscal Quarter 2010	$0.25	$0.03
1st Fiscal Quarter 2010	$0.03	$0.03

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

As of May 25, 2011 we had 32 holders of record for our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain any earnings to finance the expansion of our operations.

As of May 25, 2011 we had 104,323,069 outstanding shares of common stock.

On December 20, 2010, we sold 1,133,333 restricted shares of our common stock at a price of $0.06 per share to our largest shareholder. Proceeds from the sale totaled $68,000. Of that amount, $50,000 was paid in cash and $18,000 was a conversion of a note payable.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares. The acquirer of the common stock was a sophisticated investor and was provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The acquirer of this common stock acquired the shares for its own account. The certificate representing the shares of common stock bears a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

During the year ended February 28, 2011 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended February 28, 2011 none of our officers or directors, or any of our principal shareholders purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We were incorporated on July 9, 2004. We have sought investment opportunities related to the acquisition, exploration and development of mineral properties, but have otherwise been relatively inactive.

On November 28, 2007 we entered into a term sheet agreement with Holloman Minerals Pty Ltd. which provided the basis for a joint venture through which we could earn an 80% interest in seven (7) Australian uranium mineral exploration leases. The Agreement was contingent upon completion of a comprehensive joint venture agreement acceptable to both parties.

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

In November 2010, we began cooperative efforts with Holloman to pursue a working interest position in certain gold resources in the Kyrgyz Republic. As of May 25, 2011we had incurred approximately $327,000 in expenses and liabilities in connection with these efforts, including $150,000 in notes payable to Holloman ($100,000 of which were issued subsequent to February 28, 2011). During May 2011, we determined that our further investment in the Kyrgyz Gold Project was unwarranted. As a result, we agreed to withdraw from the Kyrgyz Gold Project and assign our rights and interests in that project to Holloman. In exchange, Holloman agreed to forgive $150,000 of our indebtedness to them, and absorb approximately $121,000 in future obligations and outstanding liabilities related to three (3) consulting contracts we had executed in connection with the Kyrgyz Gold Project. Our largest shareholder is a wholly-owned subsidiary of Holloman.

During Fiscal 2012, we plan to identify and complete lease acquisition(s) and pursue joint venture agreements with third parties to explore for natural resources in Australia, Central Asia or other parts of the world.

Results of Operations

As of May 25, 2011 we did not own any mineral properties and had not generated any revenues.

Our general and administrative expenses for the year ended February 28, 2011 increased by $136,000 (94%) when compared to the prior fiscal year. This increase related almost entirely to the expenditures we incurred in connection with our investigation of the Kyrgyz Gold Project.

Liquidity and Capital Resources

The mineral exploration and extraction industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though mineral prices are trending higher, the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, could be limited due to tighter credit markets and may inhibit the formation of exploration ventures and partnerships. As a result, our future operations may be delayed due to financial constraints.

At February 28, 2011, we had unsecured, non-interest bearing notes and advance payable of $60,500 to shareholders. Subsequent to year end, a note in the principal amount of $50,000 was forgiven.

After adjustment for the obligations and liabilities absorbed by Holloman, our future contractual obligations as of February 28, 2011 consist of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$10,500	$10,500	—	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations will require approximately $500,000 in financing over the twelve-month period ending May 31, 2012.

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

As of May 25, 2011 we did not have any off balance sheet arrangements.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 28, 2011, our disclosure controls and procedures are effective.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of an independent audit committee, (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written procedures for accounting. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of February 28, 2011.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Our management believes that the material weaknesses described above did not have an effect on our financial results.

We are committed to improving our organization. We intend to: (1) increase our accounting personnel when funds are available which will also permit better segregation of duties, (2) appoint one or more additional outside directors who will also be appointed to our audit committee; and (3) prepare and implement sufficient written procedures pertaining to accounting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Herbert Schmidt	68	Chief Financial Officer, Secretary, Treasurer and Director

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

Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director

Herbert Schmidt, CPA, joined our Board of Directors and became our Chief Financial Officer on October 22, 2007. On April 9, 2008 he also became our Corporate Secretary and Treasurer. Since March 2010, Mr. Schmidt has served as Chief Financial Officer and Director of EFL Overseas Inc., a publicly traded corporation focused on the exploration and development of oil and gas. Since 2001, he has served as the Director of Finance and Administration for the SLC Companies, a celebrity-based business distributing products endorsed by Suzanne Somers. In that capacity, he oversaw the creation of the companies’ websites and designed and implemented their warehousing and distribution system. Prior to that time, he was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, and an independent consultant with clients in entertainment, transportation, and manufacturing. Prior to 2001, Mr. Schmidt also served as the Chief Financial Officer of Com-Net Industries, and as Controller for Klausner Transportation Company. Mr. Schmidt also wrote the original business plan for L.A Gear.

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

Compensation Committee Interlocks and Insider Participation

Our Director(s) act as our compensation committee. During the year ended February 28, 2011, all of our Directors participated in deliberations concerning executive officer compensation.

During the year ended February 28, 2011, none of our Officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Compliance With Section 16a Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons with the exception of Holloman Value Holdings LLC, our largest shareholder, which failed to file one Form 4 covering one transaction.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation paid to our Chief Executive Officer, officers acting in that capacity, and those executive officers that earned more than $100,000 during the fiscal years ended February 28, 2011 and 2010. No other compensation was paid to any officer other than the cash compensation shown below.

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Herbert Schmidt
CFO, Secretary	2011	36,000	––	––	––	––	36,000
and Treasurer	2010	27,000	––	––	––	––	27,000
———————
We do not have employment agreements with our officers.

We do not have any annuity, pension or retirement plans.

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

The following table shows as of May 25, 2011, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of	Number of Shares	Percentage of
beneficial owner	of Common Stock	Common Stock (1)
Herbert Schmidt	3,000,000	2.88%
Chief Financial Officer, Secretary,
Treasurer and Director
22840 Dolorosa Street
Woodland Hills, CA 91367

All Officers and Directors as a group (1 person)	3,000,000	2.88%

Holloman Value Holdings, LLC	27,533,333	26.39%
333 North Sam Houston, Parkway East
Suite 600
Houston, Texas 77060

Lai Chi Hung Ricky	10,000,000	9.59%
7B Block 2, 25 Tai Hang Drive
Jardine’s Lookout
Hong Kong

Larca Pty Ltd.	6,600,000	6.33%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6017
Australia
———————
(1)	This table is based on 104,323,069 shares of common stock issued and outstanding on May 25, 2011.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of which may result in a change in the control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in our financial statements and Items 1 and 7 of this report, from time to time, we have had non-interest bearing advances from certain of our officers, shareholders and their affiliates. We have also had certain transactions with Holloman Corporation and Holloman Minerals Pty Ltd. which are the parent company and affiliate, respectively, of Holloman Value Holdings, LLC, our largest shareholder which owns 26.39% of our outstanding common stock.

We do not have an independent director, as that term is defined in Section 803 of the listing standards of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte, L.L.P. (“DMCL”) for the audit of our annual financial statements for 2011 and 2010, and the aggregate fees paid or accrued for audit-related services and all other services rendered by DMCL for those years.

	2011	2010
Audit-related fees	$12,000	$18,487
Tax fees	1,500	5,000
Total	$13,500	$23,487

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

Our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants. We concluded that the service provided by DMCL was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

STRONGBOW RESOURCES INC.

May 27, 2011	By:	/s/ Herbert Schmidt
Herbert Schmidt
Principal Executive, Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Herbert Schmidt
Herbert Schmidt,	May 27, 2011
Chief Financial Officer,
Secretary, Treasurer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc (an exploration stage company) as of February 28, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from July 9, 2004 (inception) through February 28, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Strongbow Resources Inc. as of February 28, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from July 9, 2004 (inception) through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 26, 2011

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28, 2011	February 28, 2010
ASSETS

CURRENT ASSETS
Cash	$4,017	$98,179
Prepaid expense	5,798	10,113
Total Assets	$9,815	$108,292

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$98,410	$33,890
Due to related parties	60,500	10,500
	158,910	44,390

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
104,323,069 common shares (103,189,736 at February 28, 2010)	12,523	11,390
Additional paid in capital	532,752	465,885
Deficit accumulated during the exploration stage	(694,370)	(413,373)
Total Stockholders' Equity (Deficit)	(149,095)	63,902
Total Liabilities and Stockholders' Equity (Deficit)	$9,815	$108,292

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative results
	from July 9, 2004 to	Year Ended
	February 28, 2011	February 28, 2011	February 28, 2010

GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$330,697	$133,348	$57,073
Consulting	243,636	117,250	54,000
Professional fees	143,985	30,399	33,511
	(718,318)	(280,997)	(144,584)

GAIN ON SETTLEMENT OF DEBT	48,948	-	19,622
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-
NET LOSS	$(694,370)	$(280,997)	$(124,962)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		103,407,088	103,189,736

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From July 9, 2004 (Inception) to February 28, 2011

				Deficit
				Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, July 9, 2004	-	$-	$-	$-	$-

Net loss	-		-	(1,699)	(1,699)
Balance, February 28, 2005	-	-	-	(1,699)	(1,699)

Net loss	-	-	-	(1,400)	(1,400)
Balance, February 28, 2006	-	-	-	(3,099)	(3,099)

Common Stock issued for cash at $0.0001
per share - March 2006	70,000,000	7,000	-	-	7,000
Common Stock issued for cash at $0.0005
per share - March 2006	32,000,000	3,200	12,800	-	16,000
Net loss	-	-	-	(28,124)	(28,124)
Balance, February 28, 2007	102,000,000	10,200	12,800	(31,223)	(8,223)

Common Stock issued for cash at $0.40
per share - December 2007	750,000	750	299,250	-	300,000
Investment units issued for cash at $0.38
per share - January 2008	144,736	145	54,855	-	55,000
Finders fees paid on private placements	-	-	(16,050)	-	(16,050)
Net loss	-	-	-	(69,974)	(69,974)
Balance, February 29, 2008	102,894,736	11,095	350,855	(101,197)	260,753

Common Stock issued for cash at $0.40
per share - First fiscal quarter 2009	125,000	125	49,875	-	50,000
Common Stock issued for cash at $0.40
per share - Second fiscal quarter 2009	107,500	107	42,893	-	43,000
Common Stock issued for cash at $0.40
per share - Third fiscal quarter 2009	62,500	63	24,937	-	25,000
Finders fees paid on private placements	-	-	(2,675)	-	(2,675)
Net loss	-	-	-	(187,214)	(187,214)
Balance, February 28, 2009	103,189,736	11,390	465,885	(288,411)	188,864

Net loss	-	-	-	(124,962)	(124,962)
Balance, February 28, 2010	103,189,736	11,390	465,885	(413,373)	63,902

Common Stock issued for cash at $0.06
per share - December 2010	1,133,333	1,133	66,867	-	68,000
Net loss	-	-	-	(280,997)	(280,997)
Balance, February 28, 2011	104,323,069	$12,523	$532,752	$(694,370)	$(149,095)

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative results
	from July 9, 2004 to	Year Ended
	February 28, 2011	February 28, 2011	February 28, 2010

OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(694,370)	$(280,997)	$(124,962)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain from Settlement of indebtedness	(48,947)	-	(19,622)
Changes in non-cash working capital items
Deposit and other receivable	-	-	275,000
Prepaid expenses	(5,798)	4,315	(10,113)
Accounts payable and accrued liabilities	98,410	64,520	369
Cash provided (used) by continuing operations	(650,705)	(212,162)	120,672

FINANCING ACTIVITIES
Common stock issued for cash	527,275	50,000	-
Due to related parties	127,447	68,000	(22,500)
Cash provided (used) by financing activities	654,722	118,000	(22,500)

CHANGE IN CASH	4,017	(94,162)	98,172
CASH, BEGINNING	-	98,179	7
CASH, ENDING	$4,017	$4,017	$98,179

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$506	$506	$-
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as repayment of note payable	$18,000	$18,000	$-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2011

1.	NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the exploration, development and acquisition of mineral properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2011, the Company has not yet achieved profitable operations and has accumulated a deficit of $694,370. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP’), and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Income taxes

Income taxes are determined using the liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method had no effect on the Company's financial statements.

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

Mineral properties

The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Long-lived assets are to be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Loss per share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted LPS figures are equal to those of Basic LPS for each period since the Company does not have any dilutive stock options or warrants.

Recent accounting pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

3.           RELATED PARTY TRANSACTIONS

	February 28, 2011	February 28, 2010
Note Payable and Advances from Shareholders	$60,500	$10,500

	$60,500	$10,500

On December 20, 2010, a note payable in the amount of $18,000 was converted to shares of our common stock (see Note 4).

Amounts due to related parties are non-interest bearing, unsecured, and have no fixed terms of repayment.

4.           CAPITAL STOCK

The Company is authorized to issue 750,000,000 common shares with a par value of $0.001.

On December 20, 2010, the Company issued 1,133,333 common shares at a price of $0.06 per share. Total proceeds of $68,000 included proceeds of $50,000 in cash and the conversion of $18,000 in a note payable.

On February 28, 2011, there were no stock purchase warrants outstanding. During the year ended February 28, 2011, no warrants were granted or exercised and 25,000 warrants expired.

At February 28, 2011, the Company did not have any stock-based compensation plans, and no issued or outstanding stock options.

5.           INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended February 28,
	2011	2010
Loss before income taxes	$(280,997)	$(124,962)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at statuatory rates	98,348	43,738
Valuation allowance	(98,348)	(43738)
Provision for income taxes	$––	$––

The significant components of deferred income tax assets at February 28, 2011 and 2010 are as follows:

	February 28, 2011	February 28, 2010
Deferred income tax assets:
US net operating loss carryforwards	$694,000	$413,000
Total deferred income tax assets	694,000	413,000
Less: valuation allowance	(694,000)	(413,000)
Deferred income tax assets, net	$––	$––

At February 28, 2011, the Company had accumulated non-capital loss carry-forwards of approximately $684,000 that expire from 2026 through 2031.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

6.           SUBSEQUENT EVENT

In November 2010, the Company began cooperative efforts with the parent company of its  largest  shareholder to pursue a working interest position in certain gold resources in the Kyrgyz Republic (the ‘Kyrgyz Gold Project”). As of May 25, 2011 the Company had incurred approximately $327,000 in expenses and liabilities in connection with these efforts, including $150,000 in notes payable to its largest shareholder (including notes in the principal amount of $100,000 which were issued subsequent to February 28, 2011). During May 2011, the Company determined that further investment in the Kyrgyz Gold Project was unwarranted. As a result, the Company agreed to withdraw from the Kyrgyz Gold Project and assign its rights and interests in the project to the shareholder. In exchange, the shareholder agreed to forgive $150,000 of the Company’s indebtedness payable to it, and absorb approximately $121,000 in future obligations and outstanding liabilities related to three (3) consulting contracts the Company had executed in connection with the Kyrgyz Gold Project.