Form 10-Q
period 2011-05-31
STRONGBOW RESOURCES INC.
filed 2011-07-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

Class of Stock	No. Shares Outstanding	Date
Common	104,323,069	July 15, 2011

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on May 31, 2011, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2011	February 28, 2011
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$10,301	$4,017
Prepaid expense	1,964	5,798
Total Assets	$12,265	$9,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$83,485	$98,410
Due to related parties	10,500	60,500
Total Current Assets	93,985	158,910

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
104,323,069 common shares (104,323,069 at February 28, 2011)	12,523	12,523
Additional paid in capital	708,023	532,752
Deficit accumulated during the exploration stage	(802,266)	(694,370)
Total Stockholders' Deficit	(81,720)	(149,095)
Total Liabilities and Stockholders' Deficit	$12,265	$9,815

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative results
	from July 9, 2004 to	Three Months Ended
	May 31, 2011	May 31, 2011	May 31, 2010
GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$373,513	$42,816	$15,163
Consulting	308,336	64,700	18,000
Professional fees	144,365	380	-
Total General and Adminsitrative	(826,214)	(107,896)	(33,163)

GAIN ON SETTLEMENT OF DEBT	48,948	-	-
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-
NET LOSS	$(802,266)	$(107,896)	$(33,163)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		104,323,069	103,189,736

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative results
	from July 9, 2004 to	Three Months Ended
	May 31, 2011	May 31, 2011	May 31, 2010

OPERATING ACTIVITIES
Net loss from continuing operations	$(802,266)	$(107,896)	$(33,163)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from Settlement of indebtedness	(48,947)	-	-
Changes in non-cash working capital items
Prepaid expenses	(1,964)	3,834	8,618
Accounts payable and accrued liabilities	83,485	(14,925)	(8,767)
Assignment of accrued expenses	25,271	25,271	-
Cash used by continuing operations	(744,421)	(93,716)	(33,312)

FINANCING ACTIVITIES
Common stock issued for cash	527,275	-	-
Due to related parties	227,447	100,000	-
Cash providedby financing activities	754,722	100,000	-

CHANGE IN CASH	10,301	6,284	(33,312)
CASH, BEGINNING	-	4,017	98,178
CASH, ENDING	$10,301	$10,301	$64,866

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$654	$148	$-
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as repayment of note payable	$18,000	$-	$-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
May 31, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.	RELATED PARTY TRANSACTIONS

In November 2010, the Company began cooperative efforts with the parent company of its largest shareholder (the “Shareholder”) to pursue a working interest position in certain gold resources in the Kyrgyz Republic (the ‘Kyrgyz Gold Project”). In total, the Company incurred approximately $327,000 in costs in connection with these efforts, including $150,000 in notes payable to the Shareholder. During May 2011, the Company determined that further investment in the Kyrgyz Gold Project was unwarranted. Accordingly, the Company agreed to withdraw from the Kyrgyz Gold Project and assign its rights and interests in the project to the Shareholder. In exchange, the Shareholder agreed to forgive $150,000 of the Company’s indebtedness payable to it, and absorb approximately $121,000 in future obligations (including $25,271 in net liabilities) related to three consulting contracts the Company had executed in connection with the Kyrgyz Gold Project.

Non-interest bearing notes and advances, unsecured and payable upon demand to the Shareholder and a former officer consist of the following:

	May 31, 2011	February 28, 2011
Notes and Advances from Former Officer and the Shareholder	$10,500	$60,500

During the three months ended May 31, 2011, the Company increased notes payable to its largest shareholder by $100,000 and was granted forgiveness of $150,000 of notes payable by the Shareholder in connection with its withdrawal from the Kyrgyz Gold Project.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended February 28, 2011 filed with the SEC on May 31, 2011.

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

In November 2010, we began cooperative efforts with Holloman Corporation (“Holloman”), to pursue a working interest position in certain gold resources in the Kyrgyz Republic (the ‘Kyrgyz Gold Project”). In total, we incurred approximately $327,000 in expenses and liabilities in connection with these efforts, including $150,000 in notes payable to Holloman. During May 2011, we determined that further investment in the Kyrgyz Gold Project was unwarranted. Accordingly, we agreed to withdraw from the Kyrgyz Gold Project and assign our rights and interests in the project to Holloman. In exchange, Holloman agreed to forgive $150,000 of our indebtedness payable to them, and absorb approximately $121,000 in future obligations (including $25,271 in net liabilities) related to three consulting contracts we had executed in connection with the Kyrgyz Gold Project. As a result of this agreement, we recognized an increase to our additional paid in capital of $175,271. Our largest shareholder, Holloman Value Holdings, LLC, is a wholly-owned subsidiary of Holloman.

We did not participate in any mineral exploration during the three months ended May 31, 2011. As of July 15, 2011 we did not have any proven mineral reserves and we did not have any revenue.

During the remainder of fiscal 2012 we plan to identify and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for minerals in Australia, Central Asia or other parts of the world.

Results of Operations

As of July 15, 2011 we did not own any mineral properties and had not generated any revenues.

At May 31, 2011, our current liabilities exceed current assets by approximately $82,000. In largest part, our liabilities consist of deferred compensation ($66,000 or 70%) payable to our officers and consultants. General and administrative expense for the three months ended May 31, 2011 averaged $36,000 per month which is substantially more than in the prior fiscal year. This increase related almost entirely to the expenditures we incurred in connection with our investigation of the Kyrgyz Gold Project

Liquidity and Capital Resources

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

After adjustment for the obligations and liabilities absorbed by Holloman, our future contractual obligations as of May 31, 2011 consist of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$10,500	$10,500	—	—	—

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates.

If we are unable to raise the financing required to sustain operations, our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our acquisition, exploration or production plans and we may never be profitable.

As of July 10, 2011 we did not have any off balance sheet arrangements

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2011, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date: July 15, 2011	By:	/s/ Grant Petersen
Grant Petersen,
Principal Executive Officer

By:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer