Form 10-Q
period 2011-08-31
STRONGBOW RESOURCES INC.
filed 2011-10-17
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

Class of Stock	No. Shares Outstanding	Date
Common	104,323,069	October 14, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2011	February 28, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$946	$4,017
Prepaid expense	3,938	5,798
Total Assets	$4,884	$9,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$110,811	$98,410
Due to related parties	10,500	60,500
Total Current Liabilities	121,311	158,910

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
104,323,069 common shares (104,323,069 at February 28, 2011)	12,523	12,523
Additional paid in capital	708,024	532,752
Deficit accumulated during the exploration stage	(836,974)	(694,370)
Total Stockholders' Deficit	(116,427)	(149,095)
Total Liabilities and Stockholders' Deficit	$4,884	$9,815

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from July 9, 2004 to August 31, 2011
		Three Months Ended		Six Months Ended
		August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010

GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$388,771	$15,258	$15,305	$58,074	$30,468
Consulting	326,336	18,000	18,000	82,700	36,000
Professional fees	145,815	1,450	7,720	1,830	7,720
Total General and Adminsitrative	(860,922)	(34,708)	(41,025)	(142,604)	(74,188)

GAIN ON SETTLEMENT OF DEBT	48,948	-	-	-	-
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-	-	-
NET LOSS	$(836,974)	$(34,708)	$(41,025)	$(142,604)	$(74,188)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		104,323,069	103,189,736	104,323,069	103,189,736

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from July 9, 2004 to August 31, 2011
		Six Months Ended
		August 31, 2011	August 31, 2010

OPERATING ACTIVITIES
Net loss from continuing operations	$(836,974)	$(142,604)	$(74,188)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from Settlement of indebtedness	(48,947)	-	-
Changes in non-cash working capital items
Prepaid expenses	(3,938)	1,860	4,709
Accounts payable and accrued liabilities	110,811	12,401	(9,008)
Assignment of accrued expenses	25,271	25,271	-
Cash used by continuing operations	(753,777)	(103,071)	(78,487)

FINANCING ACTIVITIES
Common stock issued for cash	527,275	-	-
Due to related parties	227,447	100,000	-
Cash provided by financing activities	754,722	100,000	-

CHANGE IN CASH	946	(3,071)	(78,487)
CASH, BEGINNING	-	4,017	98,179
CASH, ENDING	$946	$946	$19,692

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$801	$295	$111
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as repayment of note payable	$18,000	$-	$-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

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

Non-interest bearing notes and advances, unsecured and payable upon demand to the Shareholder and a former officer consist of the following:

	August 31, 2011	February 28, 2011
	(Unaudited)
Notes and Advances from Former Officer and the Shareholder	$10,500	$60,500

During the six months ended August 31, 2011, the Company increased notes payable to its largest shareholder by $100,000 and was granted forgiveness of $150,000 of notes payable by the Shareholder in connection with its withdrawal from the Kyrgyz Gold Project.

At August 31, 2011, accounts payable contained $33,000 in management fees payable to the Company's Chief Financial Officer.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended February 28, 2011 filed with the SEC on May 31, 2011.

General

Strongbow Resources Inc. (“we”, “Strongbow” or the “Company”) is an exploration stage company incorporated in the State of Nevada on July 9, 2004. We have been relatively inactive since inception. We originally intended to import and market plush toys and related products under our former name, “Plush Mall Inc.” We were unable, however, to identify a sufficient number of products for redistribution. Accordingly, we determined to focus our business efforts on the acquisition, exploration and development of mineral properties.

In-keeping with our change of focus, we amended our articles of incorporation in January 2008 to change our name from Plush Mall, Inc. to Strongbow Resources Inc. During October 2007 we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 and forward stock split our common stock on a 10-for-1 basis. The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and that of our shareholders.

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

In November 2010, we began cooperative efforts with Holloman Corporation (“Holloman”) to pursue a working interest position in certain gold resources in the Kyrgyz Republic (the ‘Kyrgyz Gold Project”). In total, we incurred approximately $327,000 in expenses and liabilities in connection with these efforts, including $150,000 in notes payable to Holloman. During May 2011, we determined that further investment in the Kyrgyz Gold Project was unwarranted. Accordingly, we agreed to withdraw from the Kyrgyz Gold Project and assign our rights and interests in the project to Holloman. In exchange, Holloman agreed to forgive $150,000 of our indebtedness payable to them, and absorb approximately $121,000 in future obligations (including $25,271 in net liabilities) related to three consulting contracts we had executed in connection with the Kyrgyz Gold Project. As a result of this agreement, we recognized an increase to our additional paid in capital of $175,271. Our largest shareholder, Holloman Value Holdings, LLC, is a wholly-owned subsidiary of Holloman.

We did not participate in any mineral exploration during the six months ended August 31, 2011. As of October 14, 2011 we did not have any proven mineral reserves and we had not generated any revenue.

During the remainder of fiscal 2012 we plan to identify and complete asset acquisition(s) and pursue joint venture agreements with third parties to explore for minerals in Australia, Central Asia or other parts of the world.

Results of Operations

As of October 14, 2011 we did not own any mineral properties and had not generated any revenues.

At August 31, 2011, our current liabilities exceed current assets by approximately $116,000. In largest part, our liabilities consist of deferred compensation ($93,000 or 77%) payable to our officers and consultants.

Average general and administrative expense per month for the six months ended August 31, 2011increased by $11,403 (92%) when compared to the same period during the prior fiscal year.  This increase related almost entirely to the expenditures we incurred in connection with our investigation of the Kyrgyz Gold Project. Since our withdrawal from the Kyrgyz Gold Project, our monthly average general and administrative expenditures have decreased to prior year levels.

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

After adjustment for the obligations and liabilities absorbed by Holloman, our future contractual obligations as of August 31, 2011 consist of the following:

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

As of October 14, 2011 we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include the carrying value of assets. These estimates and assumptions are reviewed periodically and, as adjustments become necessary they are reported in earnings in the periods in which they become known.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2011, our disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date: October 17, 2011	By:	/s/ Grant Petersen
Grant Petersen,
Principal Executive Officer

By:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer