Form 10-K
period 2012-02-29
STRONGBOW RESOURCES INC.
filed 2012-05-29
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 000-52645

———————
STRONGBOW RESOURCES INC.
(Exact name of registrant as specified in its charter)
———————

Nevada	20-4119257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 N. Rainbow Blvd., Suite 250, Las Vegas, NV, 89107
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:   (281) 260-1034

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was last sold on August 31, 2011 was approximately $13,681,000.

As of May 25, 2012 the Company had 107,386,705, outstanding shares of common stock.

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

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

●	Our ability to finance our business plan;
●	the impact of the economic conditions and customer buying habits affecting the price of oil and gas;
●	our ability to deal effectively with competition and manage our growth;
●	the success or commercial viability of our exploration and production plans;
●	our ability to effectively judge acquisition opportunities and integrate acquired assets.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this filing are based on information available to us on the date of the filing. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this filing.

Business

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. Until February 2012 we had been relatively inactive.

Initiation of Oil and Gas Operations

Effective February 21, 2012, we entered into a Farmout Agreement (“Agreement”) with Harvest Operations Corp. (“Farmor”). The Agreement provided for our acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land (5,120 acres, more or less) located in the Compeer Area in the Province of Alberta, Canada (“Farmout Lands”). The Farmout Lands have no proven reserves or current production.

To earn the Working Interest we are required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). We must spud the Test Well on or before June 1, 2012, subject to rig availability, surface accessibility and regulatory approval. The Test Well may be completed laterally in either the Bakken or Viking formation and must run a minimum measured depth of 1,950 meters. We estimate the total cost of the Test Well will range from $1,600,000 to $1,750,000. We are also subject to a non-performance penalty in the amount of CAD$350,000 (USD$344,000) payable to the Farmor in the event we are unable to meet our Test Well commitment under the Agreement.

Our Working Interest in the Farmout Lands will be held subject to a non-convertible overriding royalty payable to the Farmor (“Farmor’s Royalty”).  The Farmor’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. The Farmor’s Royalty on net gas and other petroleum product revenues is 15%.

As a result of the Agreement, we have initiated oil and gas operations.

On March 14, 2012, we obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well to us from the Farmor.

We have contracted a drilling rig to drill the Test Well. The spud date for the Test Well is dependent upon the availability of site access following Alberta’s spring thaw.  Load restrictions placed on local roads, as well as the stability of site terrain are major factors in our ability to initiate drilling. We anticipate spudding the Test Well by June 1, 2012.

As of May 25, 2012 we did not have any proven reserves and we did not have any revenue.

During the remainder of fiscal 2013 we plan to pursue exploration of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Competition

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do, and have demonstrated the ability to operate through industry cycles.

Some of our competitors not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis which may provide them with additional sources of capital. Larger and better capitalized competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position.

Petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or their agencies and other factors which are out of our control including, international political conditions, terrorism, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

To better deal with the competition, we target high potential exploration properties which are too small for our largest competitors. We rely upon the technical experience of our officers and engineers to select those properties on which our exploration expertise provides a differentiating advantage.

Regulation

The exploration, production and sale of oil and gas are extensively regulated by governmental authorities. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for non-compliance. Production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Oil and gas mineral rights may be held by individuals, corporations or governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the drilling and operation of oil and gas wells.

Environmental Considerations

Our operations are also subject to a variety of constantly changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject provide for strict liability for pollution damage, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were not in compliance with all applicable laws at the time the acts were performed. Changes in environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.

Other

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

We currently have no full-time employees. We use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Other than seismic, engineering, geochemical and geophysical programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

Our administrative office is located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. This office is provided at no cost by our largest shareholder under a non-binding verbal understanding. Our operational office is located at 815 8th Avenue S.W., Suite 700, Calgary, Alberta T2P 3P2, Canada. This office is provided under the terms of a non-binding verbal understanding under which we pay rent of approximately $5,500 per month.

On February 28, 2012 we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of Alberta, Canada.

Risks

Our failure to obtain capital may significantly restrict our proposed operations

We need additional capital to fund our drilling commitment pursuant to our Farmout Agreement with Harvest Operations Corp., to fund operating losses and to explore for oil and gas. We do not know the terms by which we may obtain any future capital, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

We have never earned a profit

We expect to incur losses during the foreseeable future and we may never be profitable. To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Oil and gas exploration is not an exact science, and involves a high degree of risk

Our primary exploration risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce gas and/or oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or work-over rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well. Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas not too distant from existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

Although the completion of oil and gas wells is, to a certain extent, less risky than drilling for oil and gas, the process of completing an oil or gas well is nevertheless associated with considerable risk. In addition, even if a well is completed as a producer, the well for a variety of reasons may not produce sufficient oil or gas in order to repay our investment in the well.

The acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas are subject to many factors which are outside our control

These factors include, among others, general economic conditions, proximity to pipelines, oil import quotas, supply, demand, and price of other fuels and the regulation of production, refining, transportation, pricing, marketing and taxation by federal, state, and local governmental authorities.

The drilling of oil and gas wells involves hazards such as blowouts, unusual or unexpected formations, pressures or other conditions which could result in substantial losses or liabilities to third parties

Although we believe the coverage and types of insurance we maintain are currently adequate, we may not be insured against all losses because insurance may not be available, premium costs may be deemed unduly high, or for other reasons. Accordingly, uninsured liabilities could result in significant losses and have a material adverse effect on our operations.

ITEM 2.	PROPERTIES.

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL." On February 11, 2008 our trading symbol was changed to “STBR.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended February 29, 2012 and February 28, 2011. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Fiscal Quarter	High	Low
4th Fiscal Quarter 2012	$0.35	$0.15
3rd Fiscal Quarter 2012	$0.25	$0.25
2nd Fiscal Quarter 2012	$0.25	$0.25
1st Fiscal Quarter 2012	$0.30	$0.10
4th Fiscal Quarter 2011	$0.35	$0.04
3rd Fiscal Quarter 2011	$0.09	$0.05
2nd Fiscal Quarter 2011	$0.25	$0.05
1st Fiscal Quarter 2011	$0.25	$0.14

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

As of May 25, 2012 we had 45 holders of record for our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain any earnings to finance the expansion of our operations.

As of May 25, 2012 we had 107,386,705 outstanding shares of common stock.

On February 20, 2012, we sold 1,333,333 shares of our common stock at a price of $0.15 per share. Gross proceeds from the private placement were $200,000. We paid $7,000 in finder’s fees in connection with the sale of these shares.

On March 14, 2012, we sold 1,200,000 shares of our common stock at a price of $0.25 per share. Gross proceeds from the private placement totaled $300,000. We paid $10,500 in finder’s fees in connection with the sale of the shares.

On May 24, 2012, we sold 530,303 shares of our common stock to an investor at a price of $0.33 per share. Gross proceeds from the private placement totaled $175,000. We  paid $6,125 in finder’s fees in connection with the sale of the shares.

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

During the year ended February 29, 2012 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended February 29, 2012 none of our officers or directors, or any of our principal shareholders purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. Until February 2012 we had been relatively inactive. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of May 25, 2012 we did not have any proven reserves and we did not have any revenue.

Initiation of Oil and Gas Operations

Effective February 21, 2012, we entered into a Farmout Agreement with the Farmor which provided for our acquisition of an undivided 100% Working Interest in a petroleum and natural gas license covering eight (8) sections of land (5,120 acres, more or less) located in the Compeer Area in the Province of Alberta, Canada. The Farmout Lands have no proven reserves or current production. For further discussion of farm-in terms, see Part I, Item 1 and Exhibit 10.1 of this report on Form 10-K.

As a result of the Agreement, we have initiated oil and gas operations. To earn the Working Interest we are required to drill, complete, equip or abandon a Test Well on the Farmout Lands. The Test Well may be completed laterally in either the Bakken or Viking formation and must run a minimum measured depth of 1,950 meters.

On March 14, 2012, we obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well to us from the Farmor.

We have contracted a drilling rig to drill the Test Well. The spud date for the Test Well is dependent upon the availability of site access following Alberta’s spring thaw.  Load restrictions placed on local roads, as well as the stability of site terrain are major factors in our ability to initiate drilling. We anticipate spudding the Test Well by June 1, 2012.

Other

Our general and administrative expense for the year ended February 29, 2012 increased by 5%, or approximately $13,000 from $281,000 to $294,000, when compared to the prior fiscal year. These expenditures reflect a stable effort to maintain our administrative operations and investigate business opportunities.

We anticipate general and administrative expense will increase sharply during the upcoming fiscal year. In connection with our initiation of oil and gas operations, we have increased the number of our executive officers. We believe it’s likely that we will require additional staff and accounting support to service our operating efforts. As a result, we estimate our general and administrative expense may double during the next twelve months.

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

Liquidity and Capital Resources

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

We estimate the total cost of the Test Well will range from $1,000,000 (if drilled and abandoned) to $1,750,000 (if drilled and completed). As of May 25, 2012, our cash resources total $337,000. During the period from February 20, 2012 to May 25, 2012, we raised $675,000 through sales of our common stock. We are also in negotiation with a potential venture partner which may pay a significant portion of the costs required to explore for oil on the Farmout Lands.

At February 29, 2012, we had $173,360 in accounts payable of which $109,513 represent deferred fees payable to our Chief Financial Officer and two of our consultants.

Other than the obligations associated with the Farmout Lands, our future contractual obligations as of February 29, 2012 consist of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contract Obligations(1)	$21,000	$21,000	—	—	—
Loans and Advances	$10,500	$10,500	—	—	—
_________________
(1)
On March 15, 2012 we executed a consulting agreement having a twelve month term, but which may be cancelled with thirty days notice after three months. Compensation to the consultant is $7,000.00 per month. In addition, the consultant will receive 100,000 shares of our restricted common stock for each three month period the engagement remains in effect.

During the remainder of fiscal 2013 we plan to pursue exploration of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. Early estimates indicate the costs to perform the work outlined in our business plan would range from $7 million to $10 million.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though oil prices are trending higher, the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, may be limited due to tightened credit markets. In addition, the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and the marketability of future production, if any, (ii) increasing competition from larger companies, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

We believe our plan of operations may require up to $11 million for exploration costs and administrative expenses during the twelve-month period ending May 31, 2013. We are attempting to raise investment capital to cover our portion of anticipated costs. If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. If we are unable to perform in accordance with the agreed terms of our leases, leaseholders could cancel our exploration rights. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of May 25, 2012 we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At February 29, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

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

We account for uncertainty in income taxes by applying a two-step method. First, we evaluate whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on our financial statements.

Loss per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have incurred losses since inception, and have no dilutive stock options and warrants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of February 29, 2012, our disclosure controls and procedures were effective.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of an independent audit committee, (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written procedures for accounting. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of February 29, 2012.

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

During the period from March 14, 2012 to May 25, 2012 we sold a total of 1,730,303 shares of our common stock under an exemption provided by Section 4(2) of the Securities Act of 1933.  For further discussion of these sales, see Part II, Item 5 of this report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Robert Martin	57	Chief Executive Officer, President, and Director
Herbert Schmidt	69	Chief Financial Officer, Secretary, Treasurer, and Director
Douglas MacLellan	61	Chief Operating Officer, and Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Robert Martin, Chief Executive Officer, President, and Director

Robert Martin, P. Geol., joined our Board of Directors and became our President and Chief Executive Officer on March 7, 2012. He has over 30 years experience as a petroleum geologist in western Canada, United States, Australia, Colombia, Guatemala and several other countries. Mr. Martin served as president and director of Daybreak Oil and Gas, Inc. (OTC.BB) from December 2005 to 2007, and is currently that company’s vice president of exploration. He is also a director and stake holder in RMJ Resources Ltd. (since 2010) and a consulting geologist with Apex Energy Consultants (since January 2009).  During the period from January 2002 to February 2005, Mr. Martin was president and director of Longbow Energy Corporation, a publically traded exploration and production company listed on the TSX exchange.

Herbert Schmidt, Chief Financial Officer, Secretary, Treasurer and Director

Herbert Schmidt, CPA, joined our Board of Directors and became our Chief Financial Officer on October 22, 2007. On April 9, 2008 he also became our Corporate Secretary and Treasurer. Since March 2010, Mr. Schmidt has served as Chief Financial Officer and Director of EFL Overseas Inc., a publicly traded corporation focused on the exploration and development of oil and gas. Since 2001, he has served as the Director of Finance and Administration for the SLC Companies, a celebrity-based business distributing products endorsed by Suzanne Somers. Prior to that time, he was the Accounting Manager for Miod and Company, a Los Angeles forensic accounting firm, and an independent consultant with clients in entertainment, transportation, and manufacturing. Prior to 2001, Mr. Schmidt also served as the Chief Financial Officer of Com-Net Industries, and as Controller for Klausner Transportation Company. Mr. Schmidt wrote the original business plan for L.A Gear.

Douglas MacLellan, Chief Operating Officer, and Director

Douglas MacLellan, P. Eng., joined our Board of Directors and became our Chief Operating Officer on March 7, 2012. He acquired his 30 years of oil and gas experience in Canada, United States and Eastern Europe. He is a Professional Engineer with wide-ranging expertise in production, reservoir analysis, economic evaluation, drilling and facility design, and the executive management of start-up companies. Mr. MacLellan is a consulting engineer with Apex Energy Consultants (since August 2001) and since May 2011 has been a director of Brandenberg Energy Corp., an oil and gas explorer listed on the TSX-V exchange.

Mr. Schmidt acts as our financial expert. We do not have an independent director, as that term is defined in Section 803 of the listing standards of the NYSE MKT.

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

We believe our directors benefit us as a result of their expertise in the following areas:

Name	Area of Expertise
Robert Martin	Petroleum Geology
Herbert Schmidt	Finance and Accounting
Douglas MacLellan	Petroleum Engineering

Changes in Management

Grant Petersen was appointed as our interim Chief Executive Officer, President and Director on June 28, 2011. On March 7, 2012, Mr. Petersen resigned from, and Robert Martin was elected to those positions. On that same date, we appointed Doug MacLellan as our Chief Operating Officer and a member of our Board of Directors.

Compensation Committee Interlocks and Insider Participation

Our Director(s) act as our compensation committee. During the year ended February 29, 2012, all of our Directors participated in deliberations concerning executive officer compensation.

During the year ended February 29, 2012, none of our Officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

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

The following table shows the compensation paid to our Chief Executive Officer, officers acting in that capacity, and those executive officers that earned more than $100,000 during the fiscal years ended February 29, 2012 and February 28, 2011. No other compensation was paid to any officer other than the cash compensation shown below.

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Grant Petersen(1)
CEO and President	2012	10,000	––	––	––	––	10,000
	2011	––	––	––	––	––	––
Herbert Schmidt(2)
CFO, Secretary	2012	36,000	––	––	––	––	36,000
and Treasurer	2011	36,000	––	––	––	––	36,000
———————
(1) Mr. Petersen became our Chief Executive Officer and President on June 28, 2011 and resigned from those positions on March 7, 2012. Mr. Petersen’s was compensated in the form of management fees, paid to an entity under his control, for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors.
(2) $39,000 in deferred management fees payable to Mr. Schmidt were included in our accounts payable at February 29, 2012.

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

The following table shows as of May 25, 2012, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of	Number of Shares	Percentage of
beneficial owner	of Common Stock	Common Stock (1)
Robert Martin	––	––%
Chief Executive Officer, President, and Director
#7, 109-24th Avenue SW
Calgary, Alberta T2S 0J8
Canada

Herbert Schmidt	3,000,000	2.79%
Chief Financial Officer, Secretary,
Treasurer, and Director
22840 Dolorosa Street
Woodland Hills, CA 91367

Douglas MacLellan	––	––%
Chief Executive Officer, and Director
75 Edgeland Crescent NW
Calgary, Alberta T3A 4C7
Canada

All Officers and Directors	3,000,000	2.79%
as a group (3 persons)

Grant Petersen (2)	5,000,000	4.66%
Suite 482-1027 Davie Street
Vancouver, British Columbia V4E 1N9
Canada

Holloman Value Holdings, LLC	27,533,333	25.64%
333 North Sam Houston, Parkway East
Suite 600
Houston, Texas 77060

Lai Chi Hung Ricky	10,000,000	9.31%
7B Block 2, 25 Tai Hang Drive
Jardine’s Lookout
Hong Kong

Larca Pty Ltd.	6,600,000	6.15%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6017
Australia
———————
(1)	This table is based on 107,386,705 shares of common stock issued and outstanding on May 25, 2012.

(2)
Mr. Petersen became our Chief Executive Officer and President on June 28, 2011 and resigned from those positions on March 7, 2012. All of Mr. Petersens shares are held by an entity over which he exercises investment control.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of which may result in a change in the control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in our financial statements and Items 1 and 7 of this report, from time to time, we have had non-interest bearing advances from certain of our officers, shareholders and their affiliates. We have also had certain transactions with Holloman Corporation which is the parent company of Holloman Value Holdings, LLC, our largest shareholder which owns 25.77% of our outstanding common stock.

We do not have an independent director, as that term is defined in Section 803 of the listing standards of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte, L.L.P. (“DMCL”) for the audit of our annual financial statements for fiscal 2012 and 2011, and the aggregate fees paid or accrued for audit-related services and all other services rendered by DMCL for those years.

	2012	2011
Audit-related fees	$14,498	$12,000
Tax fees	1,650	1,500
Total	$16,148	$13,500

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Financial Statements and Notes beginning on Page F-1

FINANCIAL STATEMENTS

EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

———————
(1) Previously filed with our Form SB-2 on December 1, 2006 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.
Date: May 25, 2012
	By:	/s/ Robert Martin
Robert Martin, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Robert Martin	May 25, 2012
Robert Martin, Principal Executive Officer and Director

/s/ Herbert Schmidt	May 25, 2012
Herbert Schmidt, Principal Financial and Accounting Officer and Director

/s/ Douglas MacLellan	May 25, 2012
Douglas MacLellan, Chief Operating Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc (a development stage company) as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years ended February 29, 2012 and February 28, 2011 and the period from July 9, 2004 (inception) through February 29, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Strongbow Resources Inc. as of February 29, 2012 and February 28, 2011 and the results of its operations and its cash flows for the years ended February 29, 2012 and February 28, 2011 and the period from July 9, 2004 (inception) through February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
May 29, 2012

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 29, 2012	February 28, 2011

ASSETS

ASSETS
Cash	$78,196	$4,017
Prepaid expense and other	4,069	5,798
Current Assets	82,265	9,815

Oil and gas properties, full cost method, unproven	26,658	-
Total Assets	$108,923	$9,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$173,361	$98,410
Due to related parties	10,500	60,500
Total Current Liabilities	183,861	158,910

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
105,656,402 common shares (104,323,069 at February 28, 2011)	13,856	12,523
Additional paid in capital	899,690	532,752
Deficit accumulated during the exploration stage	(988,484)	(694,370)
Total Stockholders' Deficit	(74,938)	(149,095)
Total Liabilities and Stockholders' Deficit	$108,923	$9,815

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative results
	from July 9, 2004 to	Year Ended
	February 29, 2012	February 29, 2012	February 28, 2011

GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$467,525	$136,828	$133,348
Consulting	365,336	121,700	117,250
Professional fees	179,571	35,586	30,399
Total General and Adminsitrative	(1,012,432)	(294,114)	(280,997)

GAIN ON SETTLEMENT OF DEBT	48,948	-	-
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-
NET LOSS	$(988,484)	$(294,114)	$(280,997)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		104,355,946	103,407,088

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From July 9, 2004 (Inception) to February 29, 2012

				Deficit
				Accumulated
	Common Shares		Additional	During	Total
	Number		Paid In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Equity

Balance, July 9, 2004	-	$-	$-	$-	$-

Net loss	-		-	(1,699)	(1,699)
Balance, February 28, 2005	-	-	-	(1,699)	(1,699)

Net loss	-	-	-	(1,400)	(1,400)
Balance, February 28, 2006	-	-	-	(3,099)	(3,099)

Common Stock issued for cash at $0.0001
per share - March 2006	70,000,000	7,000	-	-	7,000
Common Stock issued for cash at $0.0005
per share - March 2006	32,000,000	3,200	12,800	-	16,000
Net loss	-	-	-	(28,124)	(28,124)
Balance, February 28, 2007	102,000,000	10,200	12,800	(31,223)	(8,223)

Common Stock issued for cash at $0.40
per share - December 2007	750,000	750	299,250	-	300,000
Investment units issued for cash at $0.38
per share - January 2008	144,736	145	54,855	-	55,000
Finders fees paid on private placements	-	-	(16,050)	-	(16,050)
Net loss	-	-	-	(69,974)	(69,974)
Balance, February 29, 2008	102,894,736	11,095	350,855	(101,197)	260,753

Common Stock issued for cash at $0.40
per share - First fiscal quarter 2009	125,000	125	49,875	-	50,000
Common Stock issued for cash at $0.40
per share - Second fiscal quarter 2009	107,500	107	42,893	-	43,000
Common Stock issued for cash at $0.40
per share - Third fiscal quarter 2009	62,500	63	24,937	-	25,000
Finders fees paid on private placements	-	-	(2,675)	-	(2,675)
Net loss	-	-	-	(187,214)	(187,214)
Balance, February 28, 2009	103,189,736	11,390	465,885	(288,411)	188,864

Net loss				(124,962)	(124,962)
Balance, February 28, 2010	103,189,736	11,390	465,885	(413,373)	63,902

Common Stock issued for cash at $0.06
per share - December 2010	1,133,333	1,133	66,867		68,000
Net loss				(280,997)	(280,997)
Balance, February 28, 2011	104,323,069	12,523	532,752	(694,370)	(149,095)

Impact of assignment of Krygyz Gold Project to
Holloman Corporation			175,271		175,271
Common Stock issued for cash at $0.15
per share - Fourth fiscal quarter 2012 (net of fees)	1,333,333	1,333	191,667		193,000

Net loss				(294,114)	(294,114)
Balance, February 29, 2012	105,656,402	$13,856	$899,690	$(988,484)	$(74,938)

The accompanying notes are an integral part of these financial statement

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative results
	from July 9, 2004 to	Year Ended
	February 29, 2012	February 29, 2012	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(988,484)	$(294,114)	$(280,997)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from settlement of indebtedness	(48,948)	-	-
Changes in non-cash working capital items
Prepaid expenses	(4,069)	1,729	4,315
Accounts payable and accrued liabilities	156,704	58,293	64,520
Assignment of accrued expenses	25,271	25,271	-
Cash used by continuing operations	(859,526)	(208,821)	(212,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(10,000)	(10,000)	-
Cash used by investing activities	(10,000)	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	720,275	193,000	50,000
Payments to related parties	(11,350)	(11,350)	-
Proceeds from related parties	238,797	111,350	68,000
Cash provided by financing activities	947,722	293,000	118,000

CHANGE IN CASH	78,196	74,179	(94,162)
CASH, BEGINNING	-	4,017	98,179
CASH, ENDING	$78,196	$78,196	$4,017

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$900	$394	$506
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note Payable forgiven in assignment transaction	$150,000	$150,000	$-
Common stock issued as repayment of note payable	$18,000	$-	$18,000
Accrued expenditures on oil and gas properties	$16,658	$16,658	$-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

1.       NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2012, the Company has not yet achieved profitable operations and has accumulated a deficit of $988,484. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At February 29, 2012, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

Environmental

Oil and gas activities are subject to extensive federal and provincial environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that have future economic benefits are capitalized. Liabilities for expenditures of a non-capital nature are recorded when an environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

Loss per share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted LPS figures are equal to those of Basic LPS for each period since the Company in is a loss position and does not have any dilutive stock options or warrants.

Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 is an accounting standard update to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards.  The amendments in this update do not require additional fair value measurements, but provide additional guidance as to measuring fair value as well as certain additional disclosure requirements. The requirements in this update are effective for annual periods beginning after December 15, 2011.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

3.       OIL AND GAS PROPERTIES

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Farmor”). The Agreement provided for the Company’s acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land (5,120 acres, more or less) located in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”). The Farmout Lands have no proven reserves or current production.

To earn the Working Interest the Company is required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). The Company must spud the Test Well on or before June 1, 2012, subject to rig availability, surface accessibility and regulatory approval. The Test Well may be completed laterally in either the Bakken or Viking formation and must run a minimum measured depth of 1,950 meters. The Company estimates the total cost of the Test Well will range from $1,600,000 to $1,750,000. The Company is also subject to a non-performance penalty in the amount of CAD$350,000 (USD$344,000) payable to the Farmor in the event the Company is unable to obtain operator status in Alberta on or before March 30, 2012, or is unable to meet the Test Well commitment under the Agreement.

The Company’s Working Interest in the Farmout Lands will be held subject to a non-convertible overriding royalty payable to the Farmor (“Farmor’s Royalty”).  The Farmor’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. The Farmor’s Royalty on net gas and other petroleum product revenues is 15%.

As a result of the Agreement, the Company initiated oil and gas operations.

All of the Company’s oil and gas interests are located in Canada and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. It anticipates depletion of these properties will begin during fiscal year 2013. The Company incurred $26,658 in oil and gas property acquisition and exploration during fiscal year 2012 (2011 - $0.00).

4.       RELATED PARTY TRANSACTIONS

At February 29, 2012, accounts payable included $39,000 (2011 - $21,000) in management fees payable to the Company's Chief Financial Officer.

All of the Company’s notes and advances to related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	February 29, 2012	February 28, 2011

Amounts due to related parties	$10,500	$60,500

During September and October 2011, three loans totaling $11,350 were made to the Company by its Chief Executive Officer. All of the loans were non-interest bearing, unsecured, and payable upon demand. The entire principal due on the loans was repaid during January 2012.

During November 2010, the Company began cooperative efforts with Holloman Corporation, the parent of its largest shareholder (“Holloman”), to pursue a working interest position in certain gold resources in the Kyrgyz Republic (the "Kyrgyz Gold Project”). In total, the Company incurred approximately $327,000 in costs, and $150,000 in non-interest bearing notes payable to Holloman in connection with these efforts. $50,000 of the notes payable to Holloman were outstanding at February 28, 2011. During May 2011, the Company determined that further investment in the Kyrgyz Gold Project was unwarranted. Accordingly, it agreed to withdraw from the Kyrgyz Gold Project and assign its rights and interests in the project to Holloman. In exchange, Holloman agreed to forgive the Company’s $150,000 of indebtedness payable to it, and absorb approximately $121,000 in future obligations (including $25,271 in net liabilities) related to three consulting contracts the Company had executed in connection with the Kyrgyz Gold Project.

On December 20, 2010, an additional note payable to Holloman in the amount of $18,000 was converted to shares of the Company’s common stock (see Note 4).

5.       CAPITAL STOCK AND EQUITY

The Company is authorized to issue 750,000,000 common shares with a par value of $0.001.

On February 20, 2012, the Company sold 1,333,333 common shares at a price of $0.15 per share. Gross proceeds from the private placement were $200,000. The Company paid $7,000 in finder’s fees in connection with the sale of the shares.

As a result of the Company’s assignment of the Kyrgyz Gold Project to Holloman, additional paid in capital of $175,271 was recognized as stockholders equity.

On December 20, 2010, the Company sold 1,133,333 common shares at a price of $0.06 per share. Total proceeds of $68,000 included $50,000 in cash and the conversion of $18,000 in a note payable.

The Company has never had any stock-based compensation plans, and on February 29, 2012, there were no stock purchase warrants outstanding. During the year ended February 29, 2012 no stock purchase warrants were issued, exercised or expired.

6.       INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended February 28,
	February 29, 2012	February 28, 2011
Loss before income taxes	$(292,414)	$(270,997)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at statuatory rates	102,345	94,849
Valuation allowance	(102,345)	(94,849)
Provision for income taxes	$––	$––

The significant components of deferred income tax assets at February 29, 2012 and February 28, 2011 are as follows:

	February 29, 2012	February 28, 2011
Deferred income tax assets:
US net operating loss carryforwards	$976,000	$684,000
Total deferred income tax assets	976,000	684,000
Less: valuation allowance	(976,000)	(684,000)
Deferred income tax assets, net	$––	$––

At February 29, 2012, the Company had accumulated non-capital loss carry-forwards of approximately $976,000 that expire from 2026 through 2032.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

7.       SUBSEQUENT EVENTS

Compeer Operations

On March 14, 2012, the Company obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well from the Farmor to the Company.

Sale of Capital Stock

On March 14, 2012, the Company sold 1,200,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $300,000. The Company paid $10,500 in finder’s fees in connection with the sale of the shares.

On May 24, 2012, the Company sold 530,303 common shares at a price of $0.33 per share. Gross proceeds from the private placement totaled $175,000. The Company paid $6,125 in finder’s fees in connection with the sale of the shares.

Consulting Agreement

On March 15, 2012 the Company executed a consulting agreement for investor relations services. The agreement has a twelve month term, but may be cancelled with thirty days notice after three months. Compensation to the consultant is $7,000.00 per month. In addition, the consultant will receive 100,000 shares of the Company’s restricted common stock for each three month period the engagement remains in effect.