Form 10-Q
period 2012-05-31
STRONGBOW RESOURCES INC.
filed 2012-07-16
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

(281) 260-1034
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class of Stock	No. Shares Outstanding	Date
Common	108,386,705	July 10, 2012

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with U.S. Securities Exchange Commission (“SEC”) on May 29, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
ASSETS
Cash	$51,414	$78,196
Prepaid expense and other	183,808	4,069
Current Assets	235,222	82,265

Oil and gas properties, full cost method, unproven	429,196	26,658
Total Assets	$664,418	$108,923

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$437,855	$173,361
Due to related parties	10,500	10,500
Total Current Liabilities	448,355	183,861

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
107,486,705 common shares (105,656,402 at February 29, 2012)	15,687	13,856
Additional paid in capital	1,400,234	899,690
Deficit accumulated during the exploration stage	(1,199,858)	(988,484)
Total Stockholders' Deficit	216,063	(74,938)
Total Liabilities and Stockholders' Deficit	$664,418	$108,923

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from July 9, 2004 to	Three Months Ended
	May 31, 2012	May 31, 2012	May 31, 2011

GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$562,776	$95,251	$42,816
Consulting	475,936	110,600	64,700
Professional fees	185,094	5,523	380
Total General and Adminsitrative	(1,223,806)	(211,374)	(107,896)

GAIN ON SETTLEMENT OF DEBT	48,948	-	-
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-
NET LOSS	$(1,199,858)	$(211,374)	$(107,896)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		106,715,229	104,323,069

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from July 9, 2004 to	Three Months Ended
	May 31, 2012	May 31, 2012	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,199,858)	$(211,374)	$(107,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement of indebtedness	(48,949)	-	-
Service fees paid in stock	44,000	44,000	-
Changes in non-cash working capital items
Prepaid expenses	(183,808)	(179,739)	3,834
Accounts payable and accrued liabilities	129,608	(27,097)	(14,925)
Assignment of accrued expenses	25,271	-	25,271
Cash used by continuing operations	(1,233,736)	(374,210)	(93,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(120,948)	(110,948)	-
Cash used by investing activities	(120,948)	(110,948)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,178,651	458,376	-
Payments to related parties	(11,350)	-	-
Proceeds from related parties	238,797	-	100,000
Cash provided by financing activities	1,406,098	458,376	100,000

CHANGE IN CASH	51,414	(26,782)	6,284
CASH, BEGINNING	-	78,196	4,017
CASH, ENDING	$51,414	$51,414	$10,301

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$900	$-	$148
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note Payable forgiven in assignment transaction	$150,000	$-	$-
Common stock issued as repayment of note payable	$18,000	$-	$-
Common stock issued for services	$44,000	$44,000	$-
Accrued expenditures on oil and gas properties	$308,248	$291,590	$-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.	OIL AND GAS PROPERTIES

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Harvest”). The Agreement provided for the Company’s acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land located in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”).. The Farmout Lands have no proven reserves or current production.

To earn the Working Interest the Company is required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). The Company must spud the Test Well on or before June 1, 2012, subject to rig availability, surface accessibility and regulatory approval. The Test Well may be completed laterally in either the Bakken or Viking formation and must run a minimum measured depth of 1,950 meters. The Company was also subject to a non-performance penalty in the amount of CAD$350,000 (USD$344,000) payable to the Harvest in the event the Company was unable to obtain operator status in Alberta on or before March 30, 2012, or was unable to meet the Test Well commitment under the Agreement. On March 14, 2012, the Company obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well from Harvest to the Company.

The Test Well was spudded on May 27, 2012 and was drilled vertically 905 meters (2,977 feet) into the Bakken formation. The Company cut two full bore cores, one from each of the Viking and Bakken formations, and ran a drill stem test in the Viking formation. The core sample taken from the Viking formation exhibited oil fluorescence. As a result, the Company elected to drill a horizontal leg to the Test Well running 1,045 meters (3,435 feet) into the Viking formation. The total depth drilled in the Test Well met the contract depth requirements under the Agreement.

To complete its earning obligations, the Company must fracture, equip, or abandon the Test Well. Fracture stimulation of the Test Well is scheduled for July 17, 2012, subject to road access.

As of May 31, 2012, the Company had incurred $377,990 of the total $1,711,000 in costs estimated for the Test Well.

3.	PREPAID EXPENSE

At May 31, 2011, the Company had $183,808 in prepaid expense, $159,247 of which relates to amounts paid in advance to secure a drilling rig for the Test Well (See Note 2).

4.	CAPITAL STOCK

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

On March 15, 2012 the Company entered into a consulting agreement for investor relations services. The agreement has a twelve month term, but may be cancelled with thirty days notice after three months. Compensation to the consultant is $7,000 per month and 100,000 of the Company’s restricted common shares for each 3 months of this engagement. Effective May 31, 2012, the consultant received 100,000 shares of the Company’s restricted common stock with a fair market value of $44,000.

5.	DUE TO RELATED PARTIES

As of May 31, 2012, accounts payable included $37,511 in amounts payable to the Company's executive officers and directors.

6.	SUBSEQUENT EVENTS

Compeer Operations

Since May 31, 2012, the Company has incurred an additional $658,873 (total incurred to date: $1,036,863) of the $1,711,000 in costs estimated for the Test Well.

Note Payable

On June 6, 2012, the Company issued a promissory note in the amount of CAD$400,000 (USD$385,000) with a potential farm-in partner. The note is unsecured, non-interest bearing and is payable upon demand. The payee reserved the right to utilize the principal amount of the note, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements between the Company and the payee during the life of the note.

Sale of Capital Stock

On June 28, 2012, the Company sold 1,000,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $250,000. The Company paid $8,715 in finder’s fees in connection with the sale of the shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended February 29, 2012 filed with the SEC on May 29, 2012.

General

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. Until February 2012 we had been relatively inactive. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of July 10, 2012 we did not have any proven reserves and we did not have any revenue.

Initiation of Oil and Gas Operations

Effective February 21, 2012, we entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Harvest”). The Agreement provided for our acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land (5,120 acres, more or less) located in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”). We initiated oil and gas operations on the date of the Agreement. The Farmout Lands have no proven reserves or current production.

To earn the Working Interest we were required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). On March 14, 2012, we obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well from Harvest to us.

The Test Well was spudded on May 27, 2012 and was drilled vertically 905 meters (2,977 feet) into the Bakken formation. We cut two full bore cores, one from each of the Viking and Bakken formations, and also ran a drill stem test in the Viking formation. The plug samples taken from the Viking formation exhibited strong oil fluorescence indicating light oil and had between 16% and 23% porosity in the samples.  We estimate the net sand pay in the well is approximately 5 meters (16.45 feet). The Bakken formation was found to be uneconomic and was abandoned. Based on our evaluation, we elected to drill a horizontal leg to the Test Well running 1,045 meters (3,435 feet) into the Viking formation. The total depth drilled in the Test Well met the contract depth requirements under the Agreement.

The Viking Formation oil prospect is part of an emerging large oil resource play in Eastern and Central Alberta as well as in the Dodsland area of Saskatchewan.  The Viking Formation in the Compeer play will be developed by up to four (4) horizontal wells per section per zone.

To complete our earning obligations, we must fracture, equip, or abandon the Test Well. Fracture stimulation of the Test Well is scheduled for July 17, 2012, subject to road access.

As of May 31, 2012, we had incurred $377,990 in the costs relating to the Test Well. Since May 31, 2012, we have incurred an additional $658,873 (Total incurred to date: $1,036,863) of the $1,711,000 in costs estimated for the Test Well.

Our Working Interest in the Farmout Lands will be held subject to a non-convertible overriding royalty payable to the Harvest (“Harvest’s Royalty”). Harvest’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. Harvest’s Royalty on net gas and other petroleum product revenues is 15%.

During the remainder of fiscal 2013 we plan to pursue exploration of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Other

Our general and administrative expense for the three months ended May 31, 2012 increased by 96%, or $103,478 from $107,896 to $211,374, when compared to the same period during the prior fiscal year. These expenditures reflect an increase in travel expense and, consulting and administrative personnel required to support our initiation of oil and gas operations. We have increased the number of our executive officers. We believe it’s likely we will also require additional staff and accounting support to service our operating efforts. As a result, we estimate our general and administrative expense may double during the next twelve months.

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

We currently estimate the total cost of the Test Well may reach $1,711,000. As of July 10, 2012, our cash resources totaled $540,000, and in May 2012, we prepaid approximately $246,000 of our drilling rig costs. If we incur the full amount of the costs we estimate, we will need to raise additional funds to cover the well costs we incur. During the period from February 20, 2012 to July 10, 2012, we raised gross proceeds of $1,310,000 through a loan ($385,000) and sales of our common stock ($925,000). We are also in negotiation with a potential venture partner which may pay a significant portion of the costs required to explore for oil on the Farmout Lands.

At May 31, 2012, our current liabilities exceeded current assets by approximately $213,133. In largest part, our liabilities consisted of accrued well costs ($291,590 or 65%) and deferred compensation ($85,113 or 19%) payable to our officers and consultants.

Other than the obligations associated with the Farmout Lands, our future contractual obligations as of May 31, 2012 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Contract Obligations(1)	$21,000	$21,000	—	—	—

Loans and Advances	$10,500	$10,500	—	—	—
___________________
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

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though oil prices are trending higher, the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, may be limited due to tightened credit markets. In addition, the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and ability to raise capital, (ii) increasing competition from larger companies and the marketability of future production, if any, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

We believe our plan of operations may require up to $11 million for exploration costs and administrative expenses during the twelve-month period ending July 31, 2013. We are attempting to raise investment capital to cover our portion of anticipated costs. If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. If we are unable to perform in accordance with the agreed terms of our leases, leaseholders could cancel our exploration rights. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of July 10, 2012 we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $51,414 and $78,196 at May 31, 2012 and February 29, 2012, respectively.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At May 31, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Stock Based Compensation

We record compensation expense for stock based payments using the fair value method. The fair value of stock based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of stock options, the consideration paid is recorded as an increase in share capital.

Loss per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have no dilutive stock options and warrants and are in a net loss position.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of May 31, 2012, our disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 14, 2012, we sold 1,200,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $300,000. We paid $10,500 in finder’s fees in connection with the sale of the shares.

On May 24, 2012, we sold 530,303 common shares at a price of $0.33 per share. Gross proceeds from the private placement totaled $175,000. We paid $6,125 in finder’s fees in connection with the sale of the shares.

On June 28, 2012, we sold 1,000,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $250,000. We paid $8,715 in finder’s fees in connection with the sale of the shares.

On March 15, 2012 we executed a consulting agreement for investor relations services. The agreement has a twelve month term, but may be cancelled with thirty days notice after three months. Compensation to the consultant is $7,000.00 per month. In addition, effective May 31, 2012, the consultant received additional compensation of 100,000 shares of our restricted common stock with a fair market value of $44,000.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares. The purchasers of the common shares were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The purchasers acquired the shares for their own accounts. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012(2)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed with our Form SB-2 on December 1, 2006 and incorporated by reference.
(2)	Previously filed with our Form 10-K on May 29, 2012 and incorporated by reference.

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

STRONGBOW RESOURCES INC.

Date: July 16, 2012	By:	/s/ Robert Martin
Robert Martin,
Principal Executive Officer

By:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer