Form 10-Q
period 2012-08-31
STRONGBOW RESOURCES INC.
filed 2012-10-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class of Stock	No. Shares Outstanding	Date
Common	108,486,705	October 10, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS

ASSETS
Cash	$203,326	$78,196
Prepaid expense and other	68,916	4,069
Current Assets	272,242	82,265

Oil and gas properties, full cost method, unproven	1,701,249	26,658
Total Assets	$1,973,491	$108,923

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,041,374	$173,361
Due to related parties	10,500	10,500
Notes payable	559,940	-
Total Current Liabilities	1,611,814	183,861

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
108,486,705 common shares (105,656,402 at February 29, 2012)	16,687	13,856
Additional paid in capital	1,640,484	899,690
Obligation to issue shares	49,527	-
Accumulated other Comprehensive loss	(15,380)	-
Deficit accumulated during the exploration stage	(1,329,641)	(988,484)
Total Stockholders' Equity (Deficit)	361,677	(74,938)
Total Liabilities and Stockholders' Equity (Deficit)	$1,973,491	$108,923

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from July 9, 2004 to	Three Months Ended		Six Months Ended
	August 31, 2012	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011

GENERAL AND ADMINISTRATIVE EXPENSES
Office, travel and general	$296,826	$39,785	$6,258	$95,990	$40,074
Management fees	344,378	38,643	9,000	77,689	18,000
Consulting	514,336	38,400	18,000	149,000	82,700
Professional fees	198,049	12,955	1,450	18,478	1,830
Total General and Adminsitrative	(1,353,589)	(129,783)	(34,708)	(341,157)	(142,604)

GAIN ON SETTLEMENT OF DEBT	48,948	-	-	-	-
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-	-	-
NET LOSS	$(1,329,641)	$(129,783)	$(34,708)	$(341,157)	$(142,604)

Foreign Currency Translation	(15,380)	(15,380)	-	(15,380)	-

COMPREHENSIVE LOSS	$(1,345,021)	$(145,163)	$(34,708)	$(356,537)	$(142,604)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,182,357	104,323,069	107,448,793	104,323,069

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from July 9, 2004 to	Six Months Ended
	August 31, 2012	August 31, 2012	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,329,641)	$(341,157)	$(142,604)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from settlement of indebtedness	(48,949)	-	-
Service fees paid in stock	44,000	44,000	-
Unrealized foreign exchange losses	9,275	9,275	-
Changes in non-cash working capital items
Prepaid expenses	(68,916)	(64,847)	1,860
Accounts payable and accrued liabilities	92,605	(64,101)	12,401
Assignment of accrued expenses	25,271	-	25,271
Cash used by continuing operations	(1,276,355)	(416,830)	(103,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(752,477)	(742,477)	-
Cash used by investing activities	(752,477)	(742,477)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,419,900	699,625	-
Obligation to issue shares	49,527	49,527	-
Proceeds from notes payable	535,285	535,285	-
Payments to related parties	(11,350)	-	-
Proceeds from related parties	238,797	-	100,000
Cash provided by financing activities	2,232,158	1,284,437	100,000

CHANGE IN CASH	203,326	125,130	(3,072)
CASH, BEGINNING	-	78,196	4,017
CASH, ENDING	$203,326	$203,326	$945

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$900	$-	$295
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note Payable forgiven in assignment transaction	$150,000	$-	$-
Common stock issued as repayment of note payable	$18,000	$-	$-
Common stock issued for services	$44,000	$44,000	$-
Accrued expenditures on oil and gas properties	$905,453	$932,114	$-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.	OIL AND GAS PROPERTIES

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Harvest”). The Agreement provided for the Company’s acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land located in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”) subject to a non-convertible overriding royalty payable to Harvest. The Farmout Lands have no proven reserves or current production.

To earn the Working Interest the Company was required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). Spudding of the Test Well was to occur on or before June 1, 2012, subject to rig availability, surface accessibility and regulatory approval. The Test Well could be completed laterally in either the Bakken or Viking formation and was required to run a minimum measured depth of 1,950 meters. The Company was also subject to a non-performance penalty in the amount of CAD$350,000 (USD$344,000) payable to the Harvest in the event the Company was unable to obtain operator status in Alberta on or before March 30, 2012, or was unable to meet the Test Well commitment under the Agreement. On March 14, 2012, the Company obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well from Harvest to the Company.

The Test Well was spudded on May 27, 2012, and the total depth drilled in the Test Well met the contract depth requirements under the Agreement.

During July and August, 2012, the Company completed its earning obligations by fracturing and equipping the Test Well as an oil producer.

As of August 31, 2012, the Company had incurred approximately $1,701,000 in exploration costs which include substantially all of costs estimated to drill, complete and equip the Test Well.

3.	NOTES PAYABLE

At August 31, 2012, the Company had CAD$555,000 (USD$559,940) in short term note obligations to an unrelated party. The notes payable are unsecured, non-interest bearing, payable upon demand, and may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

4.	CAPITAL STOCK

On March 14, 2012, the Company issued 1,200,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $300,000. The Company paid $10,500 in finder’s fees in connection with the issuance of the shares.

On May 24, 2012, the Company issued 530,303 common shares at a price of $0.33 per share. Gross proceeds from the private placement totaled $175,000. The Company paid $6,125 in finder’s fees in connection with the issuance of the shares.

On June 28, 2012, the Company issued 1,000,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $250,000. The Company paid $8,750 in finder’s fees in connection with the issuance of the shares.

During August, 2012, the Company received $49,527 as partial payment of proceeds on a subscription agreement providing for the issuance of 400,000 common shares at a price of $0.25 per share. At August 31, 2012, these proceeds were recorded in the Company’s stockholder’s equity (deficit) as an obligation to issue shares.

On March 15, 2012 the Company entered into a consulting agreement for investor relations services. The agreement has a twelve month term, but may be cancelled with thirty days notice after three months. Compensation to the consultant is $7,000 per month and 100,000 of the Company’s restricted common shares for each 3 months of this engagement. Effective May 31, 2012, the consultant received 100,000 shares of the Company’s restricted common stock with a fair market value of $44,000. The agreement was canceled, at the Company’s option, effective June 14, 2012.

5.	RELATED PARTY TRANSACTIONS

At August 31, 2012, the Company also had $10,500 in advances payable to a related party. Those advances are unsecured, non-interest bearing, and payable upon demand by the payee.

At August 31, 2012, accounts payable included $28,665 in amounts payable to the Company's executive officers and directors.

During the six months ended August 31, 2012, the Company incurred management fees of $77,689 to directors of the Company.

6.	SUBSEQUENT EVENTS

Compeer Operations

On September 5, 2012, the Company received an earning notice from Harvest granting the Company a 100% working interest in the Farmout Lands.

Issuance of Capital Stock

On September 7, 2012, the Company issued 400,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $100,000. The Company paid $3,500 in finder’s fees in connection with the issuance of the shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended February 29, 2012 filed with the SEC on May 29, 2012.

General

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. Until February 2012 we had been relatively inactive. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of October 10, 2012 we did not have any proven reserves and have not generated any revenue.

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

The Test Well was spudded on May 27, 2012 and was drilled vertically 905 meters (2,977 feet) through the Viking and into the Bakken formations. We cut two full bore cores, one from each of the Viking and Bakken formations, and also ran a drill stem test in the Viking formation. The plug samples taken from the Viking formation exhibited strong oil fluorescence indicating light oil and had between 16% and 23% porosity in the samples.  We estimate the net sand pay in the well is approximately 5 meters (16.45 feet). The Bakken formation was found to be uneconomic and was abandoned. Based on our evaluation, we elected to drill a horizontal leg to the Test Well running 1,045 meters (3,435 feet) into the Viking formation. The total depth drilled in the Test Well met the contract depth requirements under the Agreement.

During July and August, 2012, we completed our earning obligations by fracturing and equipping the Test Well as an oil producer. Initial production from the Test Well has been limited by a higher than expected gas solution content.  It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. As of October 10, 2012, it was too early to provide stabilized production forecasts.

As of October 10, 2012, we have incurred approximately $1,701,000 in exploration costs which include substantially all of costs estimated to drill, complete and equip the Test Well.

On September 5, 2012, we received an earning notice from Harvest granting us a 100% working interest in the Farmout Lands.

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

Other

Our general and administrative expense for the three and six months ended August 31, 2012 increased by $95,075 (274%) from $34,708 to $129,783, and 198,553 (139%) from $142,604 to $341,157, respectively, when compared to the same periods during the prior fiscal year. These expenditures reflect an increase in travel expense and, consulting and administrative personnel required to support our initiation of oil and gas operations. We have increased the number of our executive officers and engineering professionals. We believe it’s likely we will also require additional staff and accounting support to service our operating efforts. As a result, we estimate our general and administrative expense will continue to increase during the next six months.

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

As of October 10, 2012, we have incurred approximately $1,701,000 in exploration costs which include substantially all of costs estimated to drill, complete and equip the Test Well. As of October 10, 2012, our cash resources totaled $67,868. We need to raise additional funds to cover the well costs we've  incurred. During the period from February 20, 2012 to October 10, 2012, we raised gross proceeds of $1,584,967 through a loan ($559,940) and sales of our common stock ($1,025,027).

At August 31, 2012, our current liabilities exceeded current assets by approximately $1,339,572. In largest part, our liabilities consisted of accrued well costs ($932,114 or 58%) and notes payable ($559,940 or 35%) to a potential farm-in partner.

Other than the obligations associated with the Farmout Lands, our future contractual obligations as of August 31, 2012 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$570,440	$570,440	—	—	—

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

We believe our plan of operations may require up to $11 million for exploration costs and administrative expenses during the twelve-month period ending November 30, 2013. We are attempting to raise investment capital to cover our portion of anticipated costs. If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of October 10, 2012 we did not have any off balance sheet arrangements.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $203,326 and $78,196 at August 31, 2012 and February 29, 2012, respectively.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At August 31, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of August 31, 2012, our disclosure controls and procedures are effective.

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

On June 28, 2012, we sold 1,000,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $250,000. We paid $8,750 in finder’s fees in connection with the sale of the shares.

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

STRONGBOW RESOURCES INC.

Date: October 15, 2012	By:	/s/ Robert Martin
Robert Martin,
Principal Executive Officer

By:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer