Form 10-Q
period 2012-11-30
STRONGBOW RESOURCES INC.
filed 2013-01-22
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Class of Stock	No. Shares Outstanding	Date
Common	108,886,705	January 14, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2012	February 29, 2012
	(Unaudited)
ASSETS

ASSETS
Cash	$99,472	$78,196
Prepaid expense and other	116,573	4,069
Current Assets	216,045	82,265

Oil and gas properties, full cost method, unproven	1,874,976	26,658
Total Assets	$2,091,021	$108,923

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,148,771	$173,361
Due to related parties	10,500	10,500
Advances and notes payable	614,708	-
Total Current Liabilities	1,773,979	183,861

NONCURRENT LIABILITIY - Asset retirement obligations	30,661	-
	1,804,640	183,861

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
108,886,705 common shares (105,656,402 at February 29, 2012)	17,087	13,856
Additional paid in capital	1,740,084	899,690
Accumulated other Comprehensive loss	(14,763)	-
Deficit accumulated during the exploration stage	(1,456,027)	(988,484)
Total Stockholders' Equity (Deficit)	286,381	(74,938)
Total Liabilities and Stockholders' Equity (Deficit)	$2,091,021	$108,923

The accompanying notes are an integral part of these unaudited financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from July 9, 2004 to	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

EXPENSES
Lease operating expenses	$3,758	$3,758	$-	$3,758	$-
Office, travel and general	336,625	39,799	7,176	135,789	47,250
Management fees	383,741	39,363	9,000	117,052	27,000
Consulting	541,411	27,075	18,000	176,075	100,700
Professional fees	214,440	16,391	4,748	34,869	6,578
Total Expenses	(1,479,975)	(126,386)	(38,924)	(467,543)	(181,528)

GAIN ON SETTLEMENT OF DEBT	48,948	-	-	-	-
LOSS ON SETTLEMENT OF DEPOSIT	(25,000)	-	-	-	-
NET LOSS	$(1,456,027)	$(126,386)	$(38,924)	$(467,543)	$(181,528)

Foreign Currency Translation	(14,763)	(617)	-	(14,763)	-

COMPREHENSIVE LOSS	$(1,470,790)	$(127,003)	$(38,924)	$(482,306)	$(181,528)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,855,936	104,323,069	107,914,430	104,323,069

The accompanying notes are an integral part of these unaudited financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from July 9, 2004 to	Nine Months Ended
	November 30, 2012	November 30, 2012	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,456,027)	$(467,543)	$(181,528)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from settlement of indebtedness	(48,948)	-	-
Service fees paid in stock	44,000	44,000	-
Unrealized foreign exchange losses	(14,763)	(14,763)	-
Changes in non-cash working capital items
Prepaid expenses	(116,573)	(112,504)	4,394
Accounts payable and accrued liabilities	196,157	39,452	37,149
Assignment of accrued expenses	25,271	-	25,271
Cash used by continuing operations	(1,370,883)	(511,358)	(114,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on oil and gas properties	(891,699)	(881,699)	-
Cash used by investing activities	(891,699)	(881,699)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	1,519,900	799,625	-
Proceeds from advances and notes payable	614,708	614,708	-
Payments to related parties	(11,350)	-	-
Proceeds from related parties	238,797	-	111,350
Cash provided by financing activities	2,362,054	1,414,333	111,350

CHANGE IN CASH	99,472	21,276	(3,364)
CASH, BEGINNING	-	78,196	4,017
CASH, ENDING	$99,472	$99,472	$653

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$900	$-	$394
Cash paid for Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note Payable forgiven in assignment transaction	$150,000	$-	$-
Common stock issued as repayment of note payable	$18,000	$-	$-
Common stock issued for services	$44,000	$44,000	$-
Accrued expenditures on oil and gas properties	$935,958	$935,958	$-

The accompanying notes are an integral part of these unaudited financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2012, the Company has not yet achieved profitable operations and has accumulated a deficit of $1,456,027. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.

2.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

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

As of November 30, 2012, the Company has recognized no revenue or reserves, and has incurred approximately $1,875,000 in exploration costs to drill, complete and equip the Test Well.

4.	ASSET RETIREMENT OBLIGATIONS

Accounting Policy

The Company records asset retirement obligations based on the guidance set forth in ASC Topic 410, as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated balance of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The associated asset retirement obligation asset is capitalized as part of the cost of the related asset and amortized over its useful life. The associated asset retirement obligation liability is subject to periodic accretion based on the Company's credit-adjusted discount. Accretion expense is offset with an increase to the asset retirement obligation liability account, and, at the end of the asset’s life, the liability account will have a balance equal to the amount needed to settle the retirement obligation.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Asset  Retirement Obligation

The Company has recognized $30,661 in asset retirement obligations related to the future plugging and abandonment of the Test Well on the Farmout Lands

The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

5.	ADVANCES AND NOTES PAYABLE

At November 30, 2012, the Company had $614,708 in advances and notes payable consisting of:

a)	an unsecured, non-interest bearing advance in the amount of CAD$54,950 (USD$55,379) which is payable upon demand by the payee, and

b)
CAD$555,000 (USD$559,329) in short term note obligations to an unrelated party which is a potential farm-in partner. The notes payable are unsecured, non-interest bearing, payable upon demand, and may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

6.	CAPITAL STOCK

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

On June 28, 2012, the Company sold 1,000,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $250,000. The Company paid $8,750 in finder’s fees in connection with the sale of the shares.

On September 7, 2012, the Company sold 400,000 common shares at a price of $0.25 per share. Gross proceeds from the private placement totaled $100,000.

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

7.	RELATED PARTY TRANSACTIONS

At November 30, 2012, the Company had $10,500 in an advance payable to a related party. That advance is unsecured, non-interest bearing, and payable upon demand by the payee.

As of November 30, 2012, accounts payable included $39,360 in amounts payable to the Company's executive officers and directors.

During the nine months ended November 30, 2012, the Company incurred management fees of $117,052 to its executive officers and directors.

8.	CONTINGENCIES

Subsequent to November 30, 2012, two vendors filed statements of claim totaling $79,369 against the Company for nonpayment of past due invoices. Of the amounts claimed, $79,369 is currently recorded as accrued liabilities in the accompanying unaudited interim financial statements as of Novemnber 30, 2012. The Company has not yet responded to the statements of claim, but in the event the claims are not settled, the Company may incur additional liabilities relating to court costs and interest upon the amounts outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended February 29, 2012 filed with the SEC on May 29, 2012.

General

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. Until February 2012 we had been relatively inactive. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of January 14, 2013, we did not have any proven reserves and have not generated any revenue.

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

On September 5, 2012, the Company received an earning notice from Harvest granting the Company a 100% working interest in the Farmout Lands. Initial production from the Test Well has been limited by a higher than expected gas solution content.  It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. As of January 14, 2013, it was too early to provide stabilized production forecasts.

As of January 14, 2013, the Company has recognized no revenue or reserves, and has incurred approximately $1,875,000 in exploration costs to drill, complete and equip the Test Well. During the three months ended November 30, 2012, we incurred $3,758 in lease operating costs and recorded $30,611 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

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

Other

Our general and administrative expense for the three and nine months ended November 30, 2012 increased by $83,704 (215%) from $38,924 to $122,628 and 282,257 (156%) from $181,528 to $463,785, respectively, when compared to the same period during the prior fiscal year. These expenditures reflect an increase in travel expense and, consulting and administrative personnel required to support our initiation of oil and gas operations. We have increased the number of our executive officers and engineering professionals. We believe it’s likely we will also require additional staff and accounting support to service our operating efforts. As a result, we estimate our general and administrative expense will continue to increase during the next three to six months.

Liquidity and Capital Resources

Our operations have been financed from the sale of our common stock and advances from our current and former shareholders, officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

As of January 14, 2013 we have incurred approximately $1,875,000 in exploration costs which include substantially all of costs estimated to drill, complete and equip the Test Well. As of January 14, 2013, our cash resources totaled $9,203. We need to raise additional funds to cover our accounts payable and the well costs we've  incurred. During the period from February 20, 2012 to January 14, 2013, we raised gross proceeds of $1,651,334 through a loans ($614,708) and sales of our common stock ($1,036,626).

At November 30, 2012, our current liabilities exceeded current assets by approximately $1,557,934. In largest part, our liabilities consisted of accrued well costs ($935,958 or 60%) and notes and advances payable ($614,708 or 39%) to unrelated parties including a potential farm-in partner. Substantially all of our outstanding payables are beyond their due dates.

Other than the obligations associated with the Farmout Lands, our future contractual obligations as of November 30, 2012 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Loans and Advances	$625,208	$625,208	—	—	—

During the remainder of fiscal 2013 we plan to pursue exploration of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. Early estimates indicate the costs to perform the work outlined in our exploration plan would range from $7 million to $10 million.

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

We believe our plan of operations may require up to $11 million for exploration costs and administrative expenses during the twelve-month period ending January 31, 2014. We are attempting to raise investment capital to cover our portion of anticipated costs. If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of January 14, 2013 we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, asset retirement obligations, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.  Cash and cash equivalents totaled $99,472 and $78,196 at November 30, 2012 and February 29, 2012, respectively.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs, including direct internal costs, are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

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

Asset Retirement Obligation

We record asset retirement obligations based on guidance set forth in ASC Topic 410, as a liability in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated balance of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The associated asset retirement asset is capitalized as part of the cost of the related asset and amortized over its useful life. The associated asset retirement obligation liability is subject to periodic accretion based on our credit-adjusted discount. Accretion expense is offset with an increase to the asset retirement obligation liability account, and, at the end of the asset’s life, the liability account will have a balance equal to the amount needed to settle the retirement obligation.

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

Loss per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we are in a net loss position.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of November 30, 2012, our disclosure controls and procedures are effective.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEDNGS.

During December 2012, and January 2013, two vendors filed statements of claim totaling $79,369 against us for nonpayment of past due invoices. Of the amounts claimed, $79,369 is currently recorded as accrued liabilities in the accompanying unaudited interim financial statements. We have not yet responded to the statements of claim, but in the event the claims are not settled, we may incur additional liabilities relating to court costs and interest upon the amounts outstanding.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 7, 2012, we sold 400,000 common shares to one (1) investor at a price of $0.25 per share. Gross proceeds from the private placement totaled $100,000.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares. The purchaser of the common shares was a sophisticated investor who was provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The purchaser acquired the shares for its own account. The certificate representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

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
______________
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

STRONGBOW RESOURCES INC.

Date: January 19, 2013	By:	/s/ Robert Martin
Robert Martin,
Principal Executive Officer

By:	/s/ Herbert Schmidt
Herbert Schmidt,
Principal Financial and Accounting Officer