Form 10-K
period 2013-02-28
STRONGBOW RESOURCES INC.
filed 2013-06-14
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-52645

STRONGBOW RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4119257
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

777 N. Rainbow Blvd., Suite 250, Las Vegas, NV 89107
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (281) 260-1034

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

79,553,372 shares of common stock at a price of $0.32 per share for an aggregate market value of $25,457,079.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court     ☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 109,686,705 shares of common stock as at June 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

●	our beliefs regarding the future of our competitors;

●	our future capital expenditures;

●	our future exploration programs and results;

●	our plan to drill 31 wells at approximately $1,200,000 per well from July 2013 to April 2014; and

●	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	we may be unable to raise sufficient funds to execute our business plan;

●	we have a limited operating history;

●	we are dependent on a small management team;

●	we may be unable to manage any growth;

●	market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production;

●	risks inherent in the oil and gas industry;

●	competition for, among other things, capital and skilled personnel; and

●	other factors discussed under the section entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and “Strongbow” mean our company, Strongbow Resources Inc.

Corporate Overview

Our company was incorporated under the laws of Nevada on July 9, 2004.

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

On February 28, 2012, we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of Alberta, Canada. On June 5, 2013, we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of British Columbia, Canada.

Our Business

Initiation of Oil and Gas Operations

Effective February 2, 2012, we entered into a Farmout Agreement (“Agreement”) with Harvest Operations Corp. (“Harvest”). The Agreement provided for our acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land (5,120 acres, more or less) located in the Compeer Area in the Province of Alberta, Canada (“Farmout Lands”). The Farmout Lands have no current production.

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

On September 5, 2012, we received an earning notice from Harvest granting our company a 100% working interest in the Farmout Lands. Initial production from the Test Well has been limited by a higher than expected gas solution content. It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. As of June 10, 2013, it was too early to provide stabilized production forecasts.

As of February 28, 2013, we recognized no revenue and we have incurred approximately $1,370,000 in exploration costs to drill, complete and equip the Test Well. During the year ended February 28, 2013, we incurred $20,674 in lease operating costs and recorded $31,259 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

The Viking Formation oil prospect is part of an emerging large oil resource play in Eastern and Central Alberta as well as in the Dodsland area of Saskatchewan. The Viking Formation in the Compeer play will be developed by up to four horizontal wells per section per zone.

Our Working Interest in the Farmout Lands will be held subject to a non-convertible overriding royalty payable to the Harvest (“Harvest’s Royalty”). Harvest’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. Harvest’s Royalty on net gas and other petroleum product revenues is 15%.

On March 25, 2013, we completed the installation of permanent production facilities on our recently drilled Big Lake Compeer 5-29-33-02 W4M well. The well was horizontally drilled into the Viking formation. During drilling the well encountered light oil shows from the Viking formation. A ten stage multi-zone nitrogen aided fracture stimulation was made over the entire 1000 metre long lateral section of the well. The well was initially tested in November 2012, however, due to high solution gas ratios, proper wellhead separation and fluid storage facilities needed to be installed. This was recently completed and the well was placed on production test at the end of the first week of March 2013, producing light (42° API) oil. Production rates have been variable as it is in early stages of testing. IP rates were in excess of 60 barrels of oil per day based upon short flow periods, and the well needs to be production tested for a longer period of time.

During fiscal 2014 we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 31 wells at approximately $1,200,000 per well from July 2013 to April 2014. Early estimates indicate the costs to perform the work outlined in our business plan would range from $37 million to $40 million.

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

Customers

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party.

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

Each province and the federal government of Canada have legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits and drilling royalty credits. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow.

Effective January 1, 2009, oil sands royalties in Alberta are calculated using a sliding scale for royalty rates ranging from 1% to 9% pre-payout and 25% to 40% post-payout depending on the world oil price. Project “payout” refers to the point in which we earn sufficient revenues to recover all of the allowed costs for the project plus a return allowance. The base royalty starts at 1% and increases for every dollar the world oil price, as reflected by the WTI, is priced above $55 per barrel, to a maximum of 9% when oil is priced at $120 per barrel or greater. The net royalty starts at 25% and increases for every dollar oil is priced above $55 per barrel to 40% when oil is priced at $120 or higher.

Environmental Considerations

The oil and natural gas industry is subject to environmental laws and regulations pursuant to Canadian local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages as well as administrative, civil and criminal penalties. Accordingly, we could be liable or could be required to cease production on properties if environmental damage occurs. Although we maintain insurance coverage, the costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. We maintain commercial property and general liability insurance coverage on the properties we operate. We also maintain operators extra expense insurance which provides coverage for well control incidents specifically relating to regaining control of a well, seepage, pollution, clean-up and containment. No coverage is maintained with respect to any fine or penalty required to be paid due to a violation of the regulations set out by the federal and provincial regulatory authorities. We are committed to meeting our responsibilities to protect the environment and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

Alberta’s new climate change regulation, effective July 1, 2007, requires Alberta facilities that emit more than 100,000 tonnes of greenhouse gases a year to reduce emissions intensity by 12 per cent. Companies have four choices to meet their reductions: (1) they can make operating improvements to their operations that will result in greenhouse gas emission reductions; (2) purchase Alberta based offset credits; (3) contribute to the Climate Change and Emissions Management Fund; and (4) purchase or use emission performance credits, also called EPCs, these credits are generated by facilities that have gone beyond the 12% mandatory intensity reduction. EPCs can be banked for future use or sold to other facilities that need to meet the reduction target.

On June 18, 2009, the Canadian government passed the new Environmental Enforcement Act (“EEA”). The EEA was created to strengthen and amend nine existing Statutes that relate to the environment and to enact provisions respecting the enforcement of certain Statutes that relate to the environment. The EEA amends various enforcement, offence, penalty and sentencing provisions to deter offenders from committing offences under the EEA by setting minimum and maximum fines for serious offences. The EEA also gives enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: (1) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; (2) providing fine ranges that are higher for corporate offenders than for individuals; (3) doubling fine ranges for repeat offenders; (4) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; (5) requiring corporate offenders to report convictions to shareholders; and (6) mandating the reporting of corporate offences on a public registry.

Research and Development Expenditures

Other than seismic, engineering, geochemical and geophysical programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

Employees

We currently have no full-time employees. We use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Subsidiaries

We have no subsidiaries.

Intellectual Property

We do not own any intellectual property, other then our domain name: www.strongbowinc.com.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,186,217 as at February 28, 2013. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a limited operating history, which may hinder our ability to successfully meet our objectives.

We have a limited operating history upon which to base an evaluation of our current business and future prospects. We do not have an established history of operating producing properties or locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our operations and proposed exploration activities will require significant capital expenditures for which we may not have sufficient funding and if we do obtain additional financing, our existing shareholders may suffer substantial dilution.

We intend to make capital expenditures far in excess of our existing capital resources to develop, acquire and explore oil and gas properties. We intend to rely on funds from operations and external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain additional funding through the debt and equity markets, but we can offer no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or a significant reduction in the price of oil or gas or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop additional oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop additional oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire additional oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of additional reserves. Our operations may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We have 3 executive officers and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We may experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production.

The marketability of production from our properties depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of our oil and gas properties, a new gathering system would need to be built to handle the potential volume of gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Our ability to produce and market natural gas and oil is affected and also may be harmed by:

●	the lack of pipeline transmission facilities or carrying capacity;
●	government regulation of natural gas and oil production;
●	government transportation, tax and energy policies;
●	changes in supply and demand; and
●	general economic conditions.

We might incur additional debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.

If we incur indebtedness, the ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our properties and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We also have acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in Alberta or Canada generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

We will be required to replace, maintain or expand our reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in exploration and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

●	weather conditions;
●	economic conditions, including demand for petroleum-based products;
●	actions by OPEC, the Organization of Petroleum Exporting Countries;
●	political instability in the Middle East and other major oil and gas producing regions;
●	governmental regulations, both domestic and foreign;
●	domestic and foreign tax policy;
●	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
●	the price of foreign imports of oil and gas;
●	the cost of exploring for, producing and delivering oil and gas;
●	the discovery rate of new oil and gas reserves;
●	the rate of decline of existing and new oil and gas reserves;
●	available pipeline and other oil and gas transportation capacity;
●	the ability of oil and gas companies to raise capital;
●	the overall supply and demand for oil and gas; and
●	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the exploration and development of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We may be unable to retain our leases and working interests in our leases, which would result in significant financial losses to our company.

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

Risks Relating To Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new properties and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation, as amended, authorizes the issuance of up to 750,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on OTCQB operated by the OTC Markets Group. Trading of our stock through OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

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

Property

Reserves

The following is a summary of our oil and gas reserves as of February 28, 2013:

Strongbow Resources Ltd
Oil and Gas Reserves Summary

VOLUMES IN IMPERIAL UNITS

	Oil						Natural Gas
	Light, Medium, Shale W.I Co. Share		Heavy W.I Co. Share		Bitumen W.I Co. Share		Solution W.I Co. Share		Associated and Non-Associated W.I Co. Share		Coalbed Methane W.I Co. Share		Natural Gas Liquids W.I Co. Share		Sulphur W.I Co. Share		Total BOE * W.I Co. Share
RESERVES CATEGORY	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross MMcf	Net MMcf	Gross MMcf	Net MMcf	Gross MMcf	Net MMcf	Gross Mstb	Net Mstb	Gross Mlt	Net Mlt	Gross MBoe	Net MBoe
Proved Producing	35	30	0	0	0	0	132.5	125.9	132.5	125.9	0	0	0	0	0	0	57	51
Proved Developed Non-Producing	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Proved	35	30	0	0	0	0	132.5	125.9	132.5	125.9	0	0	0	0	57	51
Probable	104	95	0	0	0	0	0	0	0	0	0	0	0	0	0	0	104	95
Proved plus Probable	139	125	0	0	0	0	132.5	125.9	132.5	125.9	0	0	0	0	161	146
Possible	383	347	0	0	0	0	0	0	0	0	0	0	0	0	0	0	383	347
Proved plus Probable plus Possible	522	472	0	0	0	0	132.5	125.9	132.5	125.9	0	0	0	0	544	493

VOLUMES IN METRIC UNITS

	Oil						Natural Gas
	Light, Medium, Shale W.I Co. Share		Heavy W.I Co. Share		Bitumen W.I Co. Share		Solution W.I Co. Share		Associated and Non-Associated W.I Co. Share		Coalbed Methane W.I Co. Share		Natural Gas Liquids W.I Co. Share		Sulphur W.I Co. Share		Total BOE * W.I Co. Share
RESERVES CATEGORY	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross MMcf	Net MMcf	Gross MMcf	Net MMcf	Gross MMcf	Net MMcf	Gross Mstb	Net Mstb	Gross Mlt	Net Mlt	Gross MBoe	Net MBoe
Proved Producing	5.6	4.8	0	0	0	0	3.7	3.5	3.7	3.5	0	0	0	0	0	0	1.6	1.4
Proved Developed Non-Producing	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Proved Undeveloped reserves	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0	0
Proved	5.6	4.8	0	0	0	0	3.7	3.5	3.7	3.5	0	0	0	0	0	0	1.6	1.4
Probable	16.5	15.1	0	0	0	0	0	0	0	0	0	0	0	0	0	0	2.9	2.7
Proved plus Probable	22.1	19.9	0	0	0	0	3.7	3.5	3.7	3.5	0	0	0	0	0	0	4.5	4.1
Possible	60.9	55.2	0	0	0	0	0	0	0	0	0	0	0	0	0	0	10.8	9.8
Proved plus Probable plus Possible	83	75	0	0	0	0	3.7	3.5	3.7	3.5	0	0	0	0	0	0	15.3	13.9

Source: Apex Energy Consultants February 2013

When used in this table, “Bbls” means barrels of oil. We also use a number of terms when describing our reserves. “Proved reserves” are the quantities of oil that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible. We provide information on two types of proved reserves - developed and undeveloped. “Proved developed reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well.

Under SEC rules we are also permitted to provide information about probable and possible reserves. “Probable reserves” are additional reserves that are less certain to be recovered than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered. “Possible reserves” are additional reserves that are less certain to be recovered than probable reserves. The various reserve categories have different risks associated with them. Proved reserves are more likely to be produced than probable reserves and probable reserves are more likely to be produced than possible reserves. Because of these risks, the different reserve categories should not be considered to be directly additive.

Our reserve estimates at February 28, 2013 were prepared by Apex Energy Consultants Inc., an independent engineering firm.

All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in our industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 28, 2013.

The engineering report also projected discounted future net revenues from our net reserves and the present value, discounted at 10% per annum, of that future net revenue as summarized in the foregoing table. Future net revenues are the amount, exclusive of federal and state income taxes, that will accrue to the subject interests for continued operation of the properties to depletion. It should not be construed as a fair market or trading value. Provisions have been made for future expenses required for recompletion and drilling, but no provision has been made for the cost of plugging and abandoning the properties. The pricing used was based on a determination of a 12-month average price, calculated as the unweighted average price of the monthly prices received by us for oil for the 12-month period prior to the end of the reporting period.

Proved undeveloped reserves and Probable Reserves.

We have no proved undeveloped reserves as at February 28, 2013.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 28, 2013, including proved undeveloped reserves converted into proved developed reserves.

The proved producing reserves found during the year were previously in the “prospective resource” category of classification according to the Canadian Oil and Gas Handbook.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

There are 95,000 Bbls of oil probable reserves in the same section the 5-29-33-2W4 well was drilled.

There was a material change in probable reserves caused by the drilling of the 5-29 well from zero to 95,000 Bbls of oil.

(g) There are no probable reserves that have been booked longer than five years.

As of February 28, 2013, our net proved reserves totaled 30,000 Bbls of oil and 125.9 MMcf of natural gas. All of our Proved reserves at February 28, 2013 were associated with our Farmout Lands.

Oil and gas production, production prices and production costs.

We have not had any oil sales or production during the years ended February 28, 2013, 2012, and 2011.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive well in the Compeer area of eastern Alberta in the fiscal year ending February 28, 2013. There was no previous drilling or exploratory activities.

Present activities.

There are no current drilling activities. There are up to 30 locations present on the Farmout Lands, on which we may commence drilling activities.

Delivery commitments.

We have no oil or gas delivery commitments.

Oil and gas properties, wells, operations, and acreage.

We have one well on 160 developed acres. We have 4,960 gross acres and 4,960 net undeveloped acres.

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed below, we know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

We were subject to the following claims:

Court/Registry	Date Instituted	Principal Parties	Description of Claim
Court of Queen's Bench of Alberta	December 28, 2012	Plaintiff: H&E Oilfield Services Ltd.; Defendant: Big Lake Energy Ltd.
A Statement of Claim was filed on December 28, 2012, whereby the Plaintiff is suing the Defendant for the sum of $41,740.00 representing the amount owing for the Plaintiff for moving a drilling rig and related equipment. There was a Noting in Default filed January 24, 2013 to notify the Defendant that it has not filed a Statement of Defence and consequently is noted in default.

Court of Queen's Bench of Alberta	January 8, 2013	Plaintiff: Isolation Equipment Services Inc.; Defendant: Strongbow Resources Inc. operating under the assumed name Big Lake Energy Inc.
A Statement of Claim was filed January 8, 2013, whereby the Plaintiff is suing the Defendant for the sum of $37,629.37 representing the unpaid services provided by the Plaintiff. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts.

Court of Queen's Bench of Alberta	January 23, 2013	Plaintiff: Rockwell Servicing Partnership and Enhanced Petroleum Services Partnership; Defendant: Big Lake Energy Ltd.
A Statement of Claim was filed on January 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of $42,656.72 representing the outstanding amount owing to the Defendant for services and equipment provided to the Plaintiff as per numerous agreements. A garnishee summons issued on April 9, 2013 for $106,440.75 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts.

Court of Queen's Bench of Alberta	January 24, 2012	Plaintiff: PE Ben Oilfield Services L.P.; Defendant: Strongbow Resources Inc. operating as Big Lake Energy Ltd.
A Statement of Claim was filed on January 24, 2013, whereby the Plaintiff is suing the Defendant for the sum of $7,459.88 representing the amount owing for loading and transporting material and equipment provided by the Plaintiff to the Defendant, at the request of the Defendant

Court of Queen's Bench of Alberta	February 14, 2013	Plaintiff: Pacrim Steel ULC; Defendant: Big Lake Energy Ltd. and Strongbow Resources Inc. carrying on business as Big Lake Energy Ltd.
A Statement of Claim was filed February 14, 2013, whereby the Plaintiff is suing the Defendant for the sum of $119,504.14 representing the unpaid invoice purchasing certain oil and gas related tubular goods from the Plaintiff

Court of Queen's Bench of Alberta	May 14, 2013	Plaintiff: Global Well Servicing Ltd.; Defendant: Strongbow Resources Inc.	A Statement of Claim was filed May 14, 2013, whereby the Plaintiff is suing the Defendant for the sum of $15,985.20 representing a builder's lien claimed by the Plaintiff

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL." On February 11, 2008 our trading symbol was changed to “STBR.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended February 28, 2013 and February 29, 2012. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
February 28, 2013	$0.36	$0.26
November 30, 2012	$0.40	$0.18
August 31, 2012	$0.39	$0.28
May 31, 2012	$0.49	$0.20
February 29, 2012	$0.35	$0.15
November 30, 2011	$0.25	$0.25
August 31, 2011	$0.25	$0.25
May 31, 2011	$0.30	$0.10

On June 10, 2013, the closing price of our common stock as reported by the OTC Bulletin Board was $0.25 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Issuer Direct Corporation.

Holders of Common Stock

As of June 10, 2013, there were 58 holders of record of our common stock. As of such date, 109,686,705 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, or other class of stock junior to our preferred stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities authorized for issuance under equity compensation plans.

We do not have any securities authorized for issuance under any stock option, stock bonus or equity compensation plans.

Recent sales of unregistered securities

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

On February 20, 2012, we sold 1,333,333 shares of our restricted common stock to an accredited investor for $200,000, or $0.15 a share. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. The purchasers of the common shares were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The purchasers acquired the shares for their own accounts. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

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

On March 15, 2012 we executed a consulting agreement for investor relations services. The agreement has a twelve month term, but may be cancelled with thirty days’ notice after three months. Compensation to the consultant is $7,000.00 per month. In addition, effective May 31, 2012, the consultant received additional compensation of 100,000 shares of our restricted common stock with a fair market value of $44,000. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares. The purchasers of the common shares were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The purchasers acquired the shares for their own accounts. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

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

On September 7, 2012, we sold 400,000 common shares at a price of $0.25 per share. As at June 10, 2013, these common shares have not been issued and this has been recorded as an obligation to issue shares on our financial statements for the year ended February 28, 2013. Gross proceeds from the private placement totaled $100,000. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares. The purchaser of the common shares was a sophisticated investor who was provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these shares. The purchaser acquired the shares for its own account. The certificate representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Securities

We are authorized to issue 750,000,000 shares of common stock with a par value of $0.001. As at June 10, 2013, we had 109,686,705 common shares outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversions, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights.

Each shareholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our Articles of Incorporation or our Bylaws that would delay, defer or prevent a change in control of our company.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

General

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. Until February 2012, we had been relatively inactive. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of June 10, 2013 we did not have any revenue.

Results of Operations

Years Ended February 28, 2013 and February 29, 2012

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended February 28, 2013 and February 29, 2012 which are included herein:

	February 28, 2013	February 29, 2012
Oil and gas sales	$-	-
Expenses	604,110	294,114
Net Income (Loss)	$(1,181,404)	(294,114)

Revenues

During the years ended February 28, 2013 and February 29, 2012, we did not generate any revenues.

Expenses

Expenses increased during the year ended February 28, 2013 to $604,110 as compared to $294,114 during the year ended February 29, 2012. The increase is largely due to initialization of the oil and gas operations.

Liquidity and Capital Resources

Working Capital

	At February 28, 2013	At February 29, 2012
Current assets	$113,351	$82,265
Current liabilities	1,960,260	183,861
Working capital (deficiency)	$(1,846,909)	$(101,596)

We had cash of $4,429 and a working capital deficit of $1,846,909 as of February 28, 2013 compared to cash of $78,196 and working capital deficit of $101,596 as of February 29, 2012.

We anticipate general and administrative expense will be similar to fiscal 2013 during the upcoming fiscal year. In connection with oil and gas operations, we will remain the same number of executive officers. As a result, we estimate our general and administrative expense will be consistent during the next twelve months.

Our company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration of our property interests, the identification of reserves sufficient enough to warrant development, successful development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 28, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 29,
	2013	2012
Cash used in operating activities	$504,095	208,821
Cash provided by financing activities	1,414,333	293,000
Cash used in investing activities	978,681	10,000
Effect of Foreign Exchange	(5,324)	-
Change in cash	$(73,767)	74,179

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 28, 2013, compared to our cash used in operating activities for the twelve months ended February 29, 2012, increased by $295,274, primarily due to increase in net loss due to initialization of oil and gas operations.

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 28, 2013, compared to our cash provided by financing activities for the twelve months ended February 29, 2012, increased by $1,121,333 due to increase in common stock issued for cash.

Cash Used in Investing Activities

Our cash used in investing activities for the twelve months ended February 28, 2013, compared to our cash provided by financing activities for the twelve months ended February 29, 2012, increased by $968,681due to increase expenditures on oil and gas properties and equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 28, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of approximately $1,218,407 during the 12 month period ended February 28, 2013, and approximately $2,206,891 from inception (July 9, 2004) through February 28, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

Application of Critical Accounting Policies

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.”

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At February 28, 2013, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Equipment

Equipment is recorded at cost and amortized as on straight line basis over 20 years.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Recently issued accounting pronouncements

Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRONGBOW RESOURCES INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2013

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc. (an exploration stage company) as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years ended February 28, 2013 and February 29, 2012 and the period from July 9, 2004 (inception) through February 28, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Strongbow Resources Inc. as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for the years ended February 28, 2013 and February 29, 2012 and the period from July 9, 2004 (inception) through February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
June 13, 2013

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28, 2013	February 29, 2012
	$	$
ASSETS

CURRENT ASSETS
Cash	4,429	78,196
Government tax receivable	100,072	-
Prepaid expense	8,850	4,069
	113,351	82,265

Equipment	63,988	-

Oil and gas properties, full cost method	1,401,463	26,658
	1,578,802	108,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	1,309,679	158,831
Accured liabilities	47,026	14,530
Due to related parties	63,928	10,500
Advances and notes payable	539,627	-
	1,960,260	183,861

Asset retirement obligation	31,259	-
	1,991,519	183,861

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
108,486,705 common shares (105,656,402 at February 29, 2012)	16,687	13,856
Additional paid in capital	1,640,484	899,690
Obligation to issue shares	100,000	-
Accumulated other comprehensive income	16,329	-
Deficit accumulated during the exploration stage	(2,186,217)	(988,484)
	(412,717)	(74,938)
	1,578,802	108,923

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative results from July 9, 2004 to	Year Ended
	February 28, 2013	February 28, 2013	February 29, 2012
	$	$	$

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting fees	565,949	200,613	121,700
Lease operating expenses	20,674	20,674	-
Management fees	422,523	155,834	36,000
Office, travel and general	364,076	163,240	100,828
Professional fees	263,994	84,423	35,586
Total General and Administrative Expenses	(1,616,542)	(604,110)	(294,114)

Gain on settlement of debt	48,948	-
Interest expense	(25,011)	(25,011)	-
Loss on settlement of deposit	(25,000)	-	-
Impairment of oil and gas property	(568,612)	(568,612)
NET LOSS	(2,186,217)	(1,197,733)	(294,114)

Foreign currency translation	16,329	16,329	-

COMPREHENSIVE LOSS	(2,169,888)	(1,181,404)	(294,114)

BASIC AND DILUTED LOSS PER COMMON SHARE		(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,183,019	104,355,946

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative results	Year Ended
	from July 9, 2004 to February 28, 2013	February 28, 2013	February 29, 2012
	$	$	$
OPERATING ACTIVITIES
Net loss	(2,186,217)	(1,197,733)	(294,114)
Items not affecting cash:
Impairment on oil and gas property	568,612	568,612	-
Gain from settlement of debts	(48,948)	-	-
Consulting fees paid in common stock	44,000	44,000	-
Changes in non-cash working capital items:
Sales tax receivable	(100,072)	(100,072)	-
Prepaid expenses	(8,851)	(4,781)	1,729
Accounts payable and accrued liabilities	342,584	185,879	58,293
Assignment of accrued expenses	25,271	-	25,271
Cash used in operating activities	(1,363,621)	(504,095)	(208,821)

INVESTING ACTIVITIES
Expenditures on oil and gas properties	(924,693)	(914,693)	(10,000)
Expenditures on equipment	(63,988)	(63,988)	-
Cash used in investing activities	(988,681)	(978,681)	(10,000)

FINANCING ACTIVITIES
Net proceeds from common stock issued for cash	1,419,900	699,625	193,000
Subscriptions received	100,000	100,000	-
Proceeds from advances and notes payable	561,280	561,280	-
Payments to related parties	(11,350)	-	(11,350)
Proceeds from related parties	292,225	53,428	111,350
Cash provided by financing activities	2,362,055	1,414,333	293,000

EFFECT OF FOREIGN EXCHANGE	(5,324)	(5,324)	-

CHANGE IN CASH	4,429	(73,767)	74,179

CASH, BEGINNING OF YEAR	-	78,196	4,017
CASH, END OF YEAR	4,429	4,429	78,196

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	900	-	394
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven in assignment transaction	150,000	-	150,000
Common stock issued as repayment of note payable	18,000	-	-
Common stock issued for consulting fees	44,000	44,000	-
Accrued expenditures on oil and gas properties	977,465	953,208	16,658

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From July 9, 2004 (Inception) to February 28, 2013

					Deficit Accumulated	Accumulated
	Common Shares		Additional	Obligation	During	Other	Total
	Number		Paid In	To Issue	Development	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Shares	Stage	Income	Equity
		$	$	$	$	$	$
Balance, July 9, 2004	-	-	-	-	-	-	-

Net loss	-	-	-	-	(1,699)	-	(1,699)
Balance, February 28, 2005	-	-	-	-	(1,699)	-	(1,699)

Net loss	-	-	-	-	(1,400)	-	(1,400)
Balance, February 28, 2006	-	-	-	-	(3,099)	-	(3,099)

Common Stock issued for cash	102,000,000	10,200	12,800	-	-	-	23,000
Net loss	-	-	-	-	(28,124)	-	(28,124)
Balance, February 28, 2007	102,000,000	10,200	12,800	-	(31,223)	-	(8,223)

Common Stock issued for cash	750,000	750	299,250	-	-	-	300,000
Investment units issued for cash	144,736	145	54,855	-	-	-	55,000
Finders fees paid on private placements	-	-	(16,050)	-	-	-	(16,050)
Net loss	-	-	-	-	(69,974)	-	(69,974)
Balance, February 29, 2008	102,894,736	11,095	350,855	-	(101,197)	-	260,753

Common Stock issued for cash	295,000	295	117,705	-	-	-	118,000
Finders fees paid on private placements	-	-	(2,675)	-	-	-	(2,675)
Net loss	-	-	-	-	(187,214)	-	(187,214)
Balance, February 28, 2009	103,189,736	11,390	465,885	-	(288,411)	-	188,864

Net loss	-	-	-	-	(124,962)	-	(124,962)
Balance, February 28, 2010	103,189,736	11,390	465,885	-	(413,373)	-	63,902

Common Stock issued for cash	1,133,333	1,133	66,867	-	-	-	68,000
Net loss	-	-	-	-	(280,997)	-	(280,997)
Balance, February 28, 2011	104,323,069	12,523	532,752	-	(694,370)	-	(149,095)

Impact of assignment of Krygyz Gold
Project to Holloman Corporation	-	-	175,271	-	-	-	175,271
Common Stock issued for cash (net)	1,333,333	1,333	191,667	-	-	-	193,000
Net loss	-	-	-	-	(294,114)	-	(294,114)
Balance, February 29, 2012	105,656,402	13,856	899,690		(988,484)	-	(74,938)
				-
Common Stock issued for cash (net)	2,730,303	2,731	696,894	-	-	-	699,626
Common Stock issued for services	100,000	100	43,900	-	-	-	44,000
Obligation to issue shares	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(1,197,733)		(1,197,733)
Foreign currency translation	-	-	-	-	-	16,329	16,329
Balance, February 28, 2013	108,486,705	16,687	1,640,484	100,000	(2,186,217)	16,329	412,717

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2013, the Company has not achieved profitable operations and has accumulated a deficit of $2,186,217.

During the year ended February 28, 2013, the Company was served with Statements of Claim totaling $242,092 (CAD$248,990) against the Company for nonpayment of past due invoices. Subsequent to the year end, additional Statements of Claim totaling $419,685 (CAD$431,642) were filed against the Company for nonpayment of past due invoices. Two claims were ruled by the Court of Queen’s Bench of Alberta subsequent to the year end and resulted in additional legal costs and related writs of $166,703 (CAD$171,452). The Court of Queen’s Bench of Alberta issued a garnishee summons to the Company’s bank to garnish the Company’s account until the Company repaid the amount in full.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.

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

Foreign Currency Translation
The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.”

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At February 28, 2013, all of the Company’s oil and gas interests were classified as proven non-producing properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Equipment
Equipment is recorded at cost and amortized on a straight line basis over 20 years.

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

Environmental
Oil and gas activities are subject to extensive federal and state environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

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

Fair Value of Financial instruments
The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, accounts payable, amounts due to related party, and advances and notes payable approximates their carrying value due to their short-term nature.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Term Assets
The Company has adopted FASB ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

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

Recent Accounting Pronouncements
Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

3.      OIL AND GAS PROPERTIES

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Farmor”). The Agreement provided for the Company’s acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering land located in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”).

To earn the Working Interest the Company was required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). The Company was also subject to a non-performance penalty in the amount of CAD$350,000 (USD$344,000) payable to the Farmor in the event the Company was unable to obtain operator status in Alberta on or before March 30, 2012, or was unable to meet the Test Well commitment under the Agreement. On March 14, 2012, the Company obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well from the Farmor to the Company.

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

On September 5, 2012, the Company received an earning notice granting the Company a 100% working interest in the Farmout Lands.

As of February 28, 2013, the Company has incurred approximately $1,370,000 in exploration costs to drill, complete and equip the Test Well. Two cores were cut in the Test Well; the first core was in the Viking Formation and the second was in the deeper Bakken Formation.

During the year ended February 28, 2013, the Bakken core confirmed there was no oil potential in the Bakken and an impairment charge of $568,612 was recorded.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

4.      ADVANCES AND NOTES PAYABLE

At February 28, 2013, the Company had $ CAD$555,000 (USD$539,627) in short term note obligations to an unrelated party. The notes payable are unsecured, non-interest bearing, payable upon demand, and may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

5.      ASSET RETIREMENT OBLIGATION (“ARO”)

The Company’s asset retirement obligation consists of reclamation and closure costs associated with the Test Well in the Farmout Lands. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation.

The undiscounted estimate of this liability was $48,615 (CAD$50,000) reflecting payments commencing in 2015.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00%.

6.      CAPITAL STOCK AND EQUITY

The Company is authorized to issue 750,000,000 common shares with a par value of $0.001.

On February 20, 2012, the Company sold 1,333,333 common shares at a price of $0.15 per share. Gross proceeds from the private placement were $200,000. The Company paid $7,000 in finder’s fees in connection with the sale of the shares.

On March 15, 2012 the Company entered into a consulting agreement for investor relations services. Compensation to the consultant is $7,000 per month and 100,000 of the Company’s restricted common shares for each 3 months of this engagement. Effective May 31, 2012, the consultant received 100,000 shares of the Company’s restricted common stock with a fair market value of $44,000 at issue date. The agreement was canceled, at the Company’s option, effective June 14, 2012.

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

On September 7, 2012, the Company received proceeds of $100,000 to issue 400,000 common shares at a price of $0.25 per share. As at February 28, 2013, the shares have not been issued and this has been recorded as an obligation to issue shares.

The Company has no stock-based compensation plans, and on February 28, 2013, there were no stock purchase warrants outstanding. During the year ended February 28, 2013 no stock purchase warrants were issued, exercised or expired.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

7.      RELATED PARTY TRANSACTIONS

During the year ended February 28, 2013, the Company incurred a total of $155,834 (February 29, 2012 - $36,000) in management fees paid to directors and officers of the Company.

As at February 28, 2012, $89,673 (February 29, 2012 - $36,000) was owing to directors of the Company which been included in accounts payable.

All of the Company’s notes and advances from related party are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	February 28, 2013		February 29, 2012
	$		$
Advances from a shareholder		10,500		10,500
Advances from a consultant of the Company		53,428		-
Total		63,928		10,500

8.      INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 28, 2013	February 29, 2012
Loss before income taxes	$(1,197,733)	$(294,114)
Statutory tax rate	35%	35%
Expected recovery of income taxes computed at statutory rates	419,207	102,940
Reconciliation of tax rates	(55,980)	-
Valuation allowance	(363,227)	(102,940)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at February 28, 2013 and February 29, 2012 are as follows:

	February 28, 2013	February 29, 2012
Deferred income tax assets:
Operating loss carryforwards	$541,000	$342,000
Oil and gas properties	164,000	-
Less valuation allowance	(705,000)	(342,000)
Deferred income tax assets, net	$-	$-

At February 28, 2013, the Company had accumulated non-capital loss carry-forwards of approximately $1,605,000 that expire from 2026 through 2033.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013

9.      CONTINGENCIES

During the year ended February 28, 2013, five vendors filed Statements of Claim totaling $242,092 (CAD$248,990) against the Company for nonpayment of past due invoices. As at February 28, 2013, all Claims are currently recorded as accounts payable. Two Claims were ruled by the Court of Queen’s Bench of Alberta subsequent to the year end (Note 10), and resulted in additional legal costs and related writs of $166,703 (CAD$171,452). The Company has not yet responded to the remaining Statements of Claim.

Subsequent to the year end, an additional seven vendors filed Statements of Claim totaling $419,685 (CAD$431,642) against the Company for nonpayment of past due invoices. As at February 28, 2013, all claims are currently recorded as accounts payable (Note 10).

Additional estimated interest charges of $25,011 has also been accrued on these claims.

10.      SUBSEQUENT EVENTS

Statements of Claim

Subsequent to the year end, seven Statements of Claim totaling $419,685 (CAD$431,642) were filed against the Company for nonpayment of past due invoices (Note 9).

Settlement of Debts

Subsequent to the year end, the Company settled three claims of the seven filed subsequent to the year end totaling $108,683 (CAD$111,779) with three vendors as the vendors agreed to reduce the payable amount to $71,994 (CAD$71,901). The Company paid the agreed amounts in full.

Court Judgments

In April 2013, the Court of Queen’s Bench of Alberta ruled against the Company on one of the claims of $41,475 (CAD$42,657) with additional interest and related writs of $62,017 (CAD$63,784) and issued a garnishee summons to the Company’s bank to garnish the Company’s account until the Company has repaid the amount in full (Note 9).

In May 2013, the Court of Queen’s Bench of Alberta ruled against the Company on one of the claims of $36,587 (CAD$37,629) with additional interest and related writs of $104,686 (CAD$107,668) and issued a garnishee summons to the Company’s bank to garnish the Company’s account until the Company repaid the amount in full (Note 9).

Private Placement

In May 2013, the Company completed a non-brokered private placement of 1,200,000 shares at $0.24 (CAD$0.25) per share for total gross proceeds of $291,420 (CAD$300,000).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Internal control over financial reporting

Management's annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2013. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2013 and that there were no material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On May 23, 2013, we issued 1,200,000 shares of our common stock at a price of $0.25 per share for gross proceeds of $300,000. We issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote at an election of directors. Our board of directors appoints our executive officers, and our executive officers serve at the pleasure of our board of directors.

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Robert Martin	Chief Executive Officer, President and Director	58	March 7, 2012
Douglas MacLellan	Chief Operating Officer and Director	62	March 7, 2012
Herbert Schmidt	Chief Financial Officer and Director	70	October 22, 2007

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Robert Martin, Chief Executive Officer, President, and Director

Robert Martin, P. Geol., joined our board of directors and became our president and chief executive officer on March 7, 2012. He has over 30 years’ experience as a petroleum geologist in western Canada, United States, Australia, Colombia, Guatemala and several other countries. Mr. Martin served as president and director of Daybreak Oil and Gas, Inc. (OTC.BB) from December 2005 to 2007, and, until March 2012, was that company’s vice president of exploration. He is also a director and stake holder in RMJ Resources Ltd. (since 2010) and a consulting geologist with Apex Energy Consultants (since January 2009). During the period from January 2002 to February 2005, Mr. Martin was president and director of Longbow Energy Corporation, a publically traded exploration and production company listed on the Toronto Stock Exchange. As president, Mr. Martin worked extensively with the audit committee and Chief Financial Officer of Longbow Energy Corporation in the preparation of the company’s financial statements.

We believe Mr. Martin is qualified to serve on our board of directors because of his knowledge of our company's history and current operations and his prior and current board experience, in addition to his education and business experience in petroleum geology.

Herbert Schmidt, Chief Financial Officer and Director

Herbert Schmidt, CPA, joined our board of directors and became our chief financial officer on October 22, 2007. He was appointed our corporate secretary and treasurer on April 9, 2008. Since March 2010, Mr. Schmidt has served as chief financial officer and director of EFL Overseas Inc., a publicly traded corporation focused on the exploration and development of oil and gas. Since 2001, he has served as the director of finance and administration for the SLC Companies, a celebrity-based business distributing products endorsed by Suzanne Somers. Prior to that time, he was the accounting manager for Miod and Company, a Los Angeles forensic accounting firm, and an independent consultant with clients in entertainment, transportation, and manufacturing. Prior to 2001, Mr. Schmidt also served as the chief financial officer of Com-Net Industries, and as controller for Klausner Transportation Company. Mr. Schmidt wrote the original business plan for L.A Gear.

We believe Mr. Schmidt is qualified to serve on our board of directors because of his knowledge of our company's history and current operations and his prior and current board experience, in addition to his education and business experience in finance and accounting.

Douglas MacLellan, Chief Operating Officer, and Director

Douglas MacLellan, P. Eng., joined our board of directors and became our chief operating officer on March 7, 2012. He acquired his 30 years of oil and gas experience in Canada, United States and Eastern Europe. He is a Professional Engineer with wide-ranging expertise in production, reservoir analysis, economic evaluation, drilling and facility design, and the executive management of start-up companies. Mr. MacLellan has been a consulting engineer with Apex Energy Consultants since August 2001 and since May 2011 has been a director of Brandenberg Energy Corp., an oil and gas explorer listed on the TSX Venture Exchange. From March, 2001 to May 2005, Mr. MacLellan was also a director of bcMetals Corporation, a company listed on the TSX Venture Exchange. In his role as a director of Brandenberg Energy Corp. and bcMetals Corporation, Mr. MacLellan reviewed and approved those company’s annual and interim financial statements.

We believe Mr. MacLellan is qualified to serve on our board of directors because of his knowledge of our company's history and current operations and his prior and current board experience, in addition to his education and business experience in petroleum engineering.

Family Relationships

There are no family relationships between any director or executive officer.

Significant Employees

We do not currently have any significant employees other than our officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2013. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our Board of Directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

AUDIT COMMITTEE DISCLOSURE

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee including the text of the Audit Committee’s Charter, composition of the Committee, and the fees paid to the external auditor. We provide the following disclosure with respect to our Audit Committee:

Audit Committee Charter

Our audit committee charter is filed as Exhibit 99.1 to this annual report on Form 10-K.

Composition of Audit Committee

The members of our Audit Committee are:

Member	Independent(1)	Financially Literate(2)
Robert Martin	No	Yes
Herbert Schmidt	No	Yes
Douglas MacLellan	No	Yes
_______________
(1)
A member of an audit committee is independent if the member has no direct or indirect material relationship with our company, which could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment.

(2)
An individual is financially literate if he has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by our financial statements.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that while we have a board member (Herbert Schmidt) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, we do not have a board member that qualifies as "independent" as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year have we relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

Pre-Approval Policies and Procedures

The Audit Committee is authorized by the Board to review the performance of our external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by us.

Exemption

We are relying on the exemption provided by section 6.1 of NI 52-110 which provides that we, as a venture issuer, are not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

CORPORATE GOVERNANCE

General

The Board of Directors (the “Board”) of our company believes that good corporate governance improves corporate performance and benefits all shareholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as the Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by our company of its corporate governance practices. This disclosure is presented below.

Board of Directors

The Board is comprised of Robert Martin, Herbert Schmidt, and Douglas MacLellan. None of the Company’s directors are independent as each director is also an officer or former officer of the Company.

Directorships

Certain of our directors are or have been directors of other reporting issuers or equivalent, as follows:

Director	Other Reporting Issuers
Robert Martin	Longbow Energy Corporation
Herbert Schmidt	EFL Overseas Inc.
Douglas MacLellan	Brandenburg Energy Inc. B.C. Metals Corporation

Orientation and Continuing Education

New Board members receive an orientation package which includes reports on operations and results, and any public disclosure filings by our company, as may be applicable. The Board does not take any steps to provide continuing education for directors.

Ethical Business Conduct

The Board has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates in the best interests of our company.

Nomination of Directors

The Board considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of view and experience.

The Board does not have a nominating committee, and these functions are currently performed by the Board as a whole. However, if there is a change in the number of directors required by our company, this policy will be reviewed.

Compensation

The Board is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

The Board has no committees other than the Audit Committee.

Assessments

The Board has no formal policy to monitor the effectiveness of the directors, the Board and its committees.

Indemnification of Directors and Officers

Our Bylaws do not restrict our ability to indemnify, to the greatest allowable extent permitted under the General Corporate Laws of Nevada, each director, executive officer, employee and agent and all other persons whom our company is authorized to indemnify under the provisions of the Nevada Revised Statutes to the fullest extent of the law (i) against all the expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the individual in connection with any action, suit or proceeding, whether civil, criminal, administrative, investigative, or in connection with any appeal therein, or otherwise, and (ii) against all expenses (including attorneys’ fees) actually and reasonably incurred by the individual in connection with the defense or settlement of any action or suit by or in the right of the company, or in connection with any appeal therein, or otherwise, if the individual acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of our company, and with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful. Our company may, in our discretion, pay the expenses (including attorneys’ fees) incurred in defending any proceeding in advance of any final disposition, provided, however, that the payment of expenses incurred by a director or executive officer in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or executive officer to repay all amounts advanced if it should be ultimately determined that the director or executive officer is not entitled to be indemnified under our Bylaws or otherwise. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as our board of directors deems appropriate.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, executive officers and controlling persons of our company under Nevada law or otherwise, our company has been advised that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 28, 2013

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2013 who had total compensation exceeding $100,000; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2013 and February 29, 2012, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert Martin(1) President, Chief Executive Officer and Director	2013 2012	59,911(5) -	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	59,911 -
Grant Petersen(2) Former President, Chief Executive Officer and Director	2013 2012	- 10,000(6)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	- 10,000
Herbert Schmidt(3) Secretary, Treasurer, Director and former Chief Financial Officer	2013 2012	36,000(7) 36,000(7)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	36,000 36,000
Douglas MacLellan(4) Chief Operating Officer and Director	2013 2012	59,923(8) -	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	59,923 -
__________
(1)	Mr. Robert Martin was appointed as our President, Chief Executive Officer and a director on March 7, 2012.

(2)	Mr. Petersen was our president and chief executive officer of our company from June 28, 2011 to March 7, 2012

(3)	Mr. Herbert Schmidt was appointed our chief financial officer and a director of our company on October 22, 2007 and our secretary and treasurer on April 9, 2008.

(4)	Mr. Douglas MacLellan was appointed our chief operating officer and a director of our company on March 7, 2012.

(5)	Mr. Petersen was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations.

(6)	Mr. Martin was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations.

(7)	Mr. Schmidt was compensated in the form of management fees for services rendered in the normal course of operations. These fees were deferred.

(8)	Mr. MacLellan was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock-based compensation or stock options to our executive officers.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We may provide employee benefit plans to our employees in the future.

Compensation of Directors

We have no directors who were not named executive officers for the year ended February 28, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class 1
Common Stock	Robert Martin #7, 109-24th Avenue SW Calgary, Alberta T2S 0J8 Canada	-	-	-
Common Stock	Herbert Schmidt 22840 Dolorosa Street Woodland Hills, CA 91367	3,000,000	Direct	2.74%
Common Stock	Douglas MacLellan 75 Edgeland Crescent NW Calgary, Albert T3A 4C7 Canada	-	-	-
	Directors & Executive Officers as a group (3 persons) 7	3,000,000		2.74%
Common Stock	Holloman Value Holdings, LLC 333 North Sam Houston, Parkway East, Suite 600 Houston, TX 77060	27,533,333	Direct	25.10%

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class 1
Common Stock	Lai Chi Hung Ricky 7B Block 2, 25 Tai Hang Drive Jardine’s Lookout Hong Kong	10,000,000	Direct	9.12%
Common Stock	Larca Pty Ltd. Unit 8-9 88 Forrest Street Cottesloe, WA 96017 Australia	6,600,000	Direct	6.02%
	5% shareholders as a group (3 persons)	44,133,333		40.24%
_________
* Less than 1%.
1 Percentage of ownership is based on 109,686,705 common shares issued and outstanding as of June 10, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of which may result in a change in the control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2012, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended February 28, 2013, the Company incurred a total of $155,834 (February 29, 2012 - $36,000) in management fees paid to directors and officers of the Company.

As at February 28, 2012, $79,632 (February 29, 2012 - $36,000) was owing to directors of the Company which been included in accounts payable.

All of the Company’s notes and advances from related party are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	February 28, 2013	February 29, 2012
	$	$
Advances from a shareholder	10,500	10,500
Advances from a consultant of the Company	53,428	-
Total	63,928	10,500

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Robert Martin, Herbert Schmidt and Douglas MacLellan serve or have served within the previous two years in executive capacities, we determined that we have no "independent directors" as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2013 and February 29, 2012 for professional services rendered by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Accountants:

Fees	2013	2012
Audit Fees	$22,000	$14,498
Audit Related Fees	-	-
Tax Fees	1,680	1,650
Other Fees	-	-
Total Fees	$23,680	$16,148

The category of “Audit-related fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

Pre-Approval Policies and Procedures

Our entire Board of Directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte, LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3*	Certificate of Change filed October 25, 2007
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
31.1*	Certification of Robert Martin Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Herbert Schmidt Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Robert Martin Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Herbert Schmidt Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1*	Audit Committee Charter
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date: June 14, 2013	By:	/s/ Robert Martin
Robert Martin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2013	By:	/s/ Robert Martin
Robert Martin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 14, 2013	By:	/s/ Herbert Schmidt
Herbert Schmidt
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: June 14, 2013	By:	/s/ Douglas MacLellan
Douglas MacLellan
Chief Operating Officer and Director