Form 10-Q
period 2013-05-31
STRONGBOW RESOURCES INC.
filed 2013-07-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File No.  000-52645

STRONGBOW RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4119257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 N. Rainbow Blvd., Suite 250, Las Vegas, Nevada 89107
(Address of principal executive offices)   (zip code)

(281) 260-1034
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of July 15, 2013, there were 109,686,705 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
FINANCIAL STATEMENTS
MAY 31, 2013
(An Exploration Stage Company)

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2013	February 28, 2013
	$	$
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	60,842	4,429
Restricted cash	92,480	-
Sales tax receivable	101,009	100,072
Prepaid expense and other	5,948	8,850
	260,279	113,351

Equipment	63,188	63,988

Oil and gas properties, full cost method	1,403,134	1,401,463
	1,726,601	1,578,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	1,217,996	1,309,679
Accrued liabilities	34,240	47,026
Due to related parties	63,499	63,928
Advances and notes payable	535,298	539,627
	1,851,033	1,960,260

Asset retirement obligations	31,629	31,259
	1,882,662	1,991,519

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
109,686,705 common shares (108,486,705 at February 28, 2013)	17,887	16,687
Additional paid in capital	1,930,704	1,640,484
Obligation to issue shares	100,000	100,000
Accumulated other comprehensive loss	20,323	16,329
Deficit accumulated during the exploration stage	(2,224,975)	(2,186,217)
	(156,061)	(412,717)
	1,726,601	1,578,802

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
	Three months ended May 31,		from July 9, 2004
	2013	2012	to May 31, 2013
	$	$	$
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	-	110,600	565,949
Depreciation	800	-	800
Management fees	38,197	39,046	460,720
Office, travel and general	16,672	56,205	380,748
Professional fees	28,873	5,523	292,867
Total General and Administrative	(84,542)	(211,374)	(1,701,084)

Gain on settlement of debt	37,015	-	85,963
Impairment of oil and gas property	-	-	(568,612)
Interest expense	-	-	(25,011)
Interest expense recovery	8,769	-	8,769
Loss on settlement of deposit	-	-	(25,000)
NET LOSS	(38,758)	(211,374)	(2,224,975)

Foreign currency translation	3,994	-	20,323

COMPREHENSIVE LOSS	(34,764)	(211,374)	(2,204,652)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	108,604,096	106,715,229

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative results
	Three months ended May 31,		from July 9, 2004
	2013	2012	to May 31, 2013
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	(38,758)	(211,374)	(2,224,975)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from settlement of debt	(37,015)	-	(85,963)
Impairment of oil and gas property	-	-	568,612
Service fees paid in stock	-	44,000	44,000
Depreciation	800	-	800
Changes in non-cash working capital items
Restricted cash	(92,480)	-	(92,480)
Sales tax receivable	(937)	-	(101,009)
Prepaid expenses	2,902	(179,739)	(5,949)
Accounts payable	(67,454)	(27,097)	275,130
Assignment of accrued expenses	-	-	25,271
Cash used in operating activities	(232,942)	(374,210)	(1,596,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures on equipment	-	-	(63,988)
Expenditures on oil and gas properties	(1,301)	(110,948)	(925,994)
Cash used in investing activities	(1,301)	(110,948)	(989,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	291,420	458,376	1,711,320
Subscriptions received	-	-	100,000
Proceeds from advances and notes payable	-	-	561,280
Payments to related parties	-	-	(11,350)
Proceeds from related parties	-	-	292,225
Cash provided by financing activities	291,420	458,376	2,653,475

EFFECT OF FOREIGN EXCHANGE	(764)	-	(6,088)

CHANGE IN CASH	56,413	(26,782)	60,842
CASH, BEGINNING OF PERIOD	4,429	78,196	-
CASH, END OF PERIOD	60,842	51,414	60,842

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	-	44,000	44,000
Accrued expenditures on oil and gas properties	892,552	291,590	892,552

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2013, the Company has not achieved profitable operations and has accumulated a deficit of $2,224,975.

As of May 31, 2013, nine Statements of Claim totaling $557,848 (CAD$578,381) have been filed against the Company for non-payment of past due invoices. All Claims are currently recorded as accounts payable. Five Claims totaling $139,705 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account until the Company repaid the amount in full. Subsequent to the quarter end, the Company settled one Statement of Claim of $15,417 (CAD$15,985) with one vendor as the vendors agreed to reduce the payable amount to $11,574 (CAD$12,000). The Company has not yet resolved the remaining Statements of Claim.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Recent Accounting Pronouncements
Recent pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.      RESTRICTED CASH

As of May 31, 2013, $92,480 (CAD$95,884) was garnished by the Court of Queen’s Bench of Alberta relating to certain statements of claims. The amount has not been distributed to the vendors.

4.      OIL AND GAS PROPERTIES

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Farmor”). The Agreement provided for the Company’s acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering land located in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”).

To earn the Working Interest the Company was required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). On March 14, 2012, the Company obtained operator status and was ttransfered the well license relating to the Test Well.

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

As of May 31, 2013, the Company has incurred approximately $1,372,000 in exploration costs to drill, complete and equip the Test Well. Two cores were cut in the Test Well; the first core was in the Viking Formation and the second was in the deeper Bakken Formation.

During the year ended February 28, 2013, the Bakken core confirmed there was no oil potential in the Bakken Formation and an impairment charge of $568,612 was recorded.

5.      EQUIPMENT

	May 31, 2013
	Cost	Accumulated Depreciation
	$	$	$

Oil and gas equipment	63,988	800	63,188

	February 28, 2013
	Cost	Accumulated Depreciation
	$	$	$

Oil and gas equipment	63,988	-	63,988

6.      ADVANCES AND NOTES PAYABLE

At May 31, 2013, the Company had $535,298 (CAD$555,000) in short term note obligations to an unrelated party. The notes payable are unsecured, non-interest bearing, payable upon demand, and may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

7.      ASSET RETIREMENT OBLIGATION (“ARO”)

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

The undiscounted estimate of this liability was $48,225 (CAD$50,000) reflecting payments commencing in 2021.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 8.00%.

8.     SHARE CAPITAL

On May 23, 2013, the Company issued 1,200,000 common shares at a price of $0.24 (CAD$0.25) per share. Gross proceeds from the private placement totaled $291,420 (CAD$300,000). Finders’ fees of $8,580 were paid in connection with this private placement.

9.      RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2013, the Company incurred a total of $38,197 (May 31, 2012 - $39,046) in management fees paid to directors and officers of the Company.

As at May 31, 2013, $120,132 (February 28, 2013 - $89,673) was owing to directors of the Company and have been included in accounts payable.  The amounts are non-interest bearing, unsecured, and payable upon demand.

All of the Company’s notes and advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	May 31, 2013	February 28, 2013
	$	$
Advances from a shareholder	10,500	10,500
Advances from a consultant of the Company	52,999	53,428
Total	63,499	63,928

10.   CONTINGENCIES

As of May 31, 2013, nine Statements of Claim including interest expenses totaling $557,848 (CAD$578,381) are against the Company for nonpayment of past due invoices. All Claims are currently recorded as accounts payable. Five Claims totaling $139,705 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account. The Company has not yet resolved the remaining Statements of Claim.

11.   SUBSEQUENT EVENTS

Subsequent to May 31, 2013, the Company settled one claim of $15,417 (CAD$15,985) with one vendor as the vendors agreed to reduce the payable amount to $11,574 (CAD$12,000). The Company paid the agreed amounts in full.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This interim report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

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

As used in this interim report on Form 10-Q, the terms “we”, “us” “our” and “Strongbow” mean our company, Strongbow Resources Inc.

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

Our Current Business

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

On September 5, 2012, we received an earning notice from Harvest granting our company a 100% working interest in the Farmout Lands. Initial production from the Test Well has been limited by a higher than expected gas solution content.  It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. As of July 15, 2013, it was too early to provide stabilized production forecasts.

As of May 31, 2013, we recognized no revenue and we have incurred approximately $1,372,000 in exploration costs to drill, complete and equip the Test Well. During the three months ended May 31, 2013, we incurred recorded $31,259 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2013 and 2012 which are included herein:

	May 31, 2013	May 31, 2012
Oil and gas sales	$-	$-
Expenses	$84,542	$211,374
Net Income (Loss)	$(38,758)	$(211,374)

Revenues

During the three month period ended May 31, 2013 and May 31, 2012, we did not generate any revenues.

Expenses

Expenses decreased during the three month period ended May 31, 2013 to $84,542 as compared to $211,374 during the three month period ended May 31, 2012. The decrease is largely due to initialization of the oil and gas operations in 2012.

Liquidity And Capital Resources

Working Capital

	May 31, 2013	February 28, 2013
Current Assets	$260,279	$113,351
Current Liabilities	$1,851,033	$1,960,260
Working Capital (Deficiency)	$(1,590,754)	$(1,846,909)

We had cash of $60,842 and a working capital deficit of $1,590,754 as of May 31, 2013 compared to cash of $4,429 and working capital deficit of $1,846,909 as of February 28, 2013.

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

Cash Flows

	Three months ended May 31, 2013	Three months ended May 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(232,942)	$(374,210)
Net Cash Provided by (Used in) Investing Activities	$(1,301)	$(110,948)
Net Cash Provided by (Used in) Financing Activities	$291,420	$458,376
Net Increase (Decrease) in Cash	$56,413	$(26,782)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2013, compared to our cash used in operating activities for the three months ended May 31, 2012, decreased by $141,268, primarily due to decrease in net loss from operations.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2013, compared to our cash provided by financing activities for the three months ended May 31, 2012, decreased by $166,956 due to decrease in common stock issued for cash.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2013, compared to our cash used in investing activities for the three months ended May 31, 2012, decreased by $109,647 due to decreased in expenditures on oil and gas properties.

Contractual Obligations

Our future contractual obligations as of May 31, 2013 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Due to related parties	$63,499	$63,499	—	—	—
Advances and notes payable	535,298	535,298	—	—	—
Total	$598,797	$598,797	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended May 31, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of approximately $38,758 during the 3 month period ended May 31, 2013, and approximately $2,224,975 from inception (July 9, 2004) through May 31, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2013 and no material weakness has been detected within our company.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Related to Our Company

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,224,975 as at May 31, 2013. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We have three executive officers and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Our article of incorporation, as amended, authorizes the issuance of up to 750,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended May 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change filed October 25, 2007 (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
31.1*	Certification of Robert Martin Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Robert Martin Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONGBOW RESOURCES INC.

July 15, 2013	By:	/s/ Robert Martin
Robert Martin
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)