Form 10-Q
period 2013-08-31
STRONGBOW RESOURCES INC.
filed 2013-10-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

(403) 241-8912
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
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of October 15, 2013, there were 110,086,705 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AUGUST 31, 2013

(An Exploration Stage Company)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2013	February 28, 2013
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	74,901	4,429
Receivable	16,036	100,072
Prepaid expense and other	3,905	8,850
	94,842	113,351

Equipment	62,388	63,988

Oil and gas properties, full cost method	1,434,632	1,401,463
	1,591,862	1,578,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	1,147,024	1,309,679
Accrued liabilities	7,598	47,026
Due to related parties	64,395	63,928
Advances and notes payable	527,084	539,627
	1,746,101	1,960,260

Asset retirement obligations	31,754	31,259
	1,777,855	1,991,519

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
109,686,705 common shares (108,486,705 at February 28, 2013)	17,887	16,687
Additional paid in capital	1,930,704	1,640,484
Obligation to issue shares	100,000	100,000
Accumulated other comprehensive loss	40,722	16,329
Deficit accumulated during the exploration stage	(2,275,306)	(2,186,217)
	(185,993)	(412,717)
	1,591,862	1,578,802

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from July 9, 2004	Three months ended August 31,		Six months ended August 31,
	to August 31, 2013	2013	2012	2013	2012
	$	$	$	$	$
General and administrative expenses
Consulting	565,949	-	38,400	-	149,000
Depreciation	1,600	800	-	1,600	-
Management fees	464,926	4,206	38,643	42,403	77,689
Office, travel and general	396,621	15,873	39,785	32,545	95,990
Professional fees	341,855	48,988	12,955	77,861	18,478

Total general and administrative expenses	(1,770,951)	(69,867)	(129,783)	(154,409	(341,157)

Gain on settlement of debts	105,138	19,175	-	56,190	-
Impairment of oil and gas property	(568,612)	-	-	-	-
Interest expense	(25,011)	-	-	-	-
Interest expense recovery	9,130	361	-	9,130	-
Loss on settlement of deposit	(25,000)	-	-	-	-
Net loss	(2,275,306)	(50,331)	(129,783)	(89,089	(341,157)

Foreign currency translation	40,722	20,399	(15,380)	24,393	(15,380)

Comprehensive loss	(2,234,584)	(29,932)	(145,163)	(64,696	(356,537)

Basic and diluted loss per share		(0.00)	(0.00)	(0.00	(0.00)

Weighted average number of basic and diluted common shares outstanding		109,684,705	108,182,357	109,143,401	107,488,793

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from July 9, 2004	Six months ended August 31,
	to August 31, 2013	2013	2012
	$	$	$

Cash flows used in operating activities
Net loss from continuing operations	(2,275,306	(89,089	(341,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debts	(105,138	(56,190	-
Impairment of oil and gas property	568,612	-	-
Service fees paid in stock	44,000	-	44,000
Depreciation	1,600	1,600	-
Changes in non-cash working capital items
Receivable	(16,036	84,036	-
Prepaid expenses	(3,906	4,945	(64,847)
Accounts payable	320,705	(21,879	(64,101)
Assignment of accrued expenses	25,271	-	-
Cash used in operating activities	(1,4440,198	(76,577	(426,105)

Cash flows used in investing activities
Expenditures on oil and gas properties	(1,081,381	(156,688	(742,477)
Expenditures on equipment	(63,988	-	-
Cash used in investing activities	(1,145,369	(156,688	(742,477)

Cash flows from financing activities
Common stock issued for cash	1,711,320	291,420	699,625
Obligation to issue shares	100,000	-	49,527
Proceeds from advances and notes payable	561,280	-	535,285
Payments to related parties	(11,350	-	-
Proceeds from related parties	293,934	1,709	-
Cash provided by financing activities	2,655,184	293,129	1,284,437

Effect of foreign exchange	5,284	10,608	9,275

Change in cash	74,901	70,472	125,130
Cash, beginning of period	-	4,429	78,196
Cash, end of period	74,901	74,901	203,326

Supplemental disclosure
Cash paid for interest	900	-	-
Cash paid for income taxes	-	-	-

Non-cash transactions
Common stock issued for services	44,000	-	44,000
Accrued expenditures on oil and gas properties	828,394	829,194	932,114
Note payable forgiven in assignment transaction	150,000	-	-
Common stock issued as repayment of note payable	18,000	-	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2013
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2013, the Company has not achieved profitable operations and has accumulated a deficit of $2,275,306.

As of August 31, 2013, eight Statements of Claim totaling $443,056 (CAD$466,522) are outstanding against the Company for non-payment of past due invoices. Five Claims totaling $137,561 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $91,061 (CAD$95,884) and were distributed to the vendors proportional to the amounts owed. All remaining Claims are currently recorded as accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of Strongbow Resources Inc. (the “Company”) have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Inventory
Inventory is carried at the lower of cost or market. The cost of inventory includes all direct expenditures to ready inventory for sale, including allocable overhead. Market is defined as current replacement cost as long as market is not greater than net realizable value and is not less than net realizable value reduced by a normal sales margin.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2013
(Unaudited)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue
Revenue is recognized when:
●	The significant risks and rewards of ownership have been transferred;
●	Neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold has been retained;
●	The amount of revenue can be measured reliably; and
●	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Revenue is measured at the fair value of consideration received or receivable.

Proceeds from the sale of oil and gas prior to commercial production are credited to costs deferred during development.

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

To earn the Working Interest the Company was required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). On March 14, 2012, the Company obtained operator status and was transferred the well license relating to the Test Well.

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

As of August 31, 2013, the Company has incurred approximately $1,410,000 in exploration costs to drill, complete and equip the Test Well. Two cores were cut in the Test Well; the first core was in the Viking Formation and the second was in the deeper Bakken Formation.

During the six months ended August 31, 2013, net proceeds of $18,784 received from the sales of oil less direct costs of $11,845 was credited to the carrying value of the oil and gas properties.

During the year ended February 28, 2013, the Bakken core confirmed there was no oil potential in the Bakken Formation and an impairment charge of $568,612 was recorded.

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2013
(Unaudited)

4.      EQUIPMENT

	August 31, 2013
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	63,988	1,600	62,388

	February 28, 2013
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	63,988	-	63,988

5.      ADVANCES AND NOTES PAYABLE

At August 31, 2013, the Company had $527,084 (CAD$555,000) in short term note obligations to an unrelated party. The notes payable are unsecured, non-interest bearing, payable upon demand, and may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

6.      ASSET RETIREMENT OBLIGATIONS (“ARO”)

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

The undiscounted estimate of this liability was $48,225 (CAD$50,000) reflecting payments commencing in 2021.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 8.00% for a net present value of $31,754 as at August 31, 2013.

7.     SHARE CAPITAL

On May 23, 2013, the Company issued 1,200,000 common shares at a price of $0.24 (CAD$0.25) per share. Gross proceeds from the private placement totaled $291,420 (CAD$300,000).

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2013
(Unaudited)

8.      RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2013, the Company incurred a total of $42,403 (August 31, 2012 - $77,689) in management fees paid to former directors and officers of the Company.

As at August 31, 2013, $125,805 (February 28, 2013 - $89,673) was owing to former directors of the Company and have been included in accounts payable.  The amounts are non-interest bearing, unsecured, and payable upon demand.

All of the Company’s notes and advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	August 31, 2013	February 28, 2013
	$	$
Advances from a shareholder	10,500	10,500
Advances from a director and officer of the Company	53,895	53,428
Total	64,395	63,928

9.      CONTINGENCIES

During the period ended August 31, 2013, the Company settled five Statements of Claim totaling $153,895 (CAD$159,801) with the aggregate settlement amount of $97,705 (CAD$101,455) and recognized a gain on the settlement of $56,190.

As of August 31, 2013, eight Statements of Claim totaling $443,056 (CAD$466,522) are outstanding against the Company for non-payment of past due invoices. Five Claims totaling $137,561 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $91,061 (CAD$95,884) and were distributed to the vendors proportional to the amounts owed.

The Company has not yet resolved the remaining Statements of Claim. All remaining Claims are currently recorded as accounts payable.

10.      SUBSEQUENT EVENT

Subsequent to August 31, 2013, the Company issued 400,000 common shares to meet the obligation to issue shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This interim report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

●	our beliefs regarding the future of our competitors;
●	our future capital expenditures;
●	our future exploration programs and results;
●	our plan to drill 31 wells at approximately $1,200,000 per well from November 2013 to August 2014; and
●	our expectation that we will be able to raise capital when we need it.

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

Our Working Interest in the Farmout Lands will be held subject to a non-convertible overriding royalty payable to Harvest (“Harvest’s Royalty”). Harvest’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. Harvest’s Royalty on net gas and other petroleum product revenues is 15%.

On March 25, 2013, we completed the installation of permanent production facilities on our recently drilled Big Lake Compeer 5-29-33-02 W4M well. The well was horizontally drilled into the Viking formation. During drilling the well encountered light oil shows from the Viking formation. A ten stage multi-zone nitrogen aided fracture stimulation was made over the entire 1,000 metre long lateral section of the well. The well was initially tested in November 2012, however, due to high solution gas ratios, proper wellhead separation and fluid storage facilities needed to be installed. This was recently completed and the well was placed on production test at the end of the first week of March 2013, producing light (42° API) oil. Production rates have been variable as it is in early stages of testing. IP rates were in excess of 60 barrels of oil per day based upon short flow periods, and the well needs to be production tested for a longer period of time.

As of August 31, 2013, we have incurred approximately $1,410,000 in exploration costs to drill, complete and equip the Test Well. We also recorded $31,754 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the three months ended August 31, 2013, we generated revenues of $18,784 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $11,845 are credited to the carrying value of the oil and gas properties.

As of October 15, 2013, it is too early to provide stabilized production forecasts.

During fiscal 2014, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 31 wells at approximately $1,200,000 per well from November 2013 to August 2014. Early estimates indicate the costs to perform the work outlined in our business plan would range from $37 million to $40 million.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month period ended August 31, 2013 and 2012 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Oil and gas sales	$18,784	$-	$18,784	$-
Expenses	$69,867	$129,783	$154,409	$341,157
Net Income (Loss)	$(50,331)	$(129,783)	$(89,089)	$(341,157)

Revenues

During the six month period ended August 31, 2013, we generated revenue of $18,784 (August 31, 2012 - $nil) from pre-production sales of oil, which as been credited against the carrying value of the oil and gas properties.

Expenses

Expenses decreased during the six month period ended August 31, 2013 to $154,409 as compared to $341,157 during the six month period ended August 31, 2012.

The table below details the changes in major expenditures for the six months ended August 31, 2013 as compared to the corresponding six months ended August 31, 2012:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Decrease of $35,286	Decrease due to reduced number of officers and directors of the Company.
Consulting fees	Decrease of $149,000	Decrease due to no consulting services were used during the six months ended August 31, 2013.
Professional fees	Increase of $59,383	Increase due to more professional services were used for corporate filings and accounting services.
Office, travel and general expenses	Decrease of $63,445	Decrease due to decrease in insurance, general office expenses, office rent, and travel expenses.

Liquidity And Capital Resources

Working Capital

	August 31, 2013	February 28, 2013
Current Assets	$94,842	$113,351
Current Liabilities	$1,746,101	$1,960,260
Working Capital (Deficiency)	$(1,651,259)	$(1,846,909)

We had cash of $74,901 and a working capital deficit of $1,651,259 as of August 31, 2013 compared to cash of $4,429 and working capital deficit of $1,846,909 as of February 28, 2013.

We anticipate general and administrative expense will be decreased during the upcoming fiscal year compared to fiscal 2013. In connection with oil and gas operations, we have reduced the number of executive officers. As a result, we estimate our general and administrative expense will be less during the next twelve months.

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

Cash Flows

	Six months ended August 31, 2013	Six months ended August 31, 2012
Net Cash Provided by (Used in) Operating Activities	$(76,577)	$(426,105)
Net Cash Provided by (Used in) Investing Activities	$(156,688)	$(742,477)
Net Cash Provided by (Used in) Financing Activities	$293,129	$1,284,437
Net Increase (Decrease) in Cash	$70,472	$125,130

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2013, compared to our cash used in operating activities for the six months ended August 31, 2012, decreased by $349,528, primarily due to a decrease in net loss from operations.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2013, compared to our cash used in investing activities for the six months ended August 31, 2012, decreased by $585,789 due to a decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2013, compared to our cash provided by financing activities for the six months ended August 31, 2012, decreased by $991,308 due to a decrease in common stock issued for cash and proceeds from advances and notes payable.

Contractual Obligations

Our future contractual obligations as of August 31, 2013 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Due to related parties	$64,395	$64,395	—	—	—
Advances and notes payable	527,084	527,084	—	—	—
Total	$591,479	$591,479	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $89,089 during the six month period ended August 31, 2013, and approximately $2,275,306 from inception (July 9, 2004) through August 31, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were effective.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2013 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

Other than the resignation of our chief financial officer on June 18, 2013, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
A Statement of Claim was filed on December 28, 2012, whereby the Plaintiff is suing the Defendant for the sum of $41,740.00 representing the amount owing for the Plaintiff for moving a drilling rig and related equipment. There was a Noting in Default filed January 24, 2013 to notify the Defendant that it has not filed a Statement of Defence and consequently is noted in default. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $26,654.01 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account.

Court of Queen's Bench of Alberta	January 8, 2013	Plaintiff: Isolation Equipment Services Inc.; Defendant: Strongbow Resources Inc. operating under the assumed name Big Lake Energy Inc.
A Statement of Claim was filed January 8, 2013, whereby the Plaintiff is suing the Defendant for the sum of $37,629.37 representing the unpaid services provided by the Plaintiff. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $24,331.93 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account.

Court of Queen's Bench of Alberta	January 23, 2013	Plaintiff: Rockwell Servicing Partnership and Enhanced Petroleum Services Partnership; Defendant: Big Lake Energy Ltd.
A Statement of Claim was filed on January 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of $42,656.72 representing the outstanding amount owing to the Defendant for services and equipment provided to the Plaintiff as per numerous agreements. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $38,878.71 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account.

Court of Queen's Bench of Alberta	January 24, 2012	Plaintiff: PE Ben Oilfield Services L.P.; Defendant: Strongbow Resources Inc. operating as Big Lake Energy Ltd.
A Statement of Claim was filed on January 24, 2013, whereby the Plaintiff is suing the Defendant for the sum of $7,459.88 representing the amount owing for loading and transporting material and equipment provided by the Plaintiff to the Defendant, at the request of the Defendant. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $6,009.14 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account.

Court of Queen's Bench of Alberta	February 14, 2013	Plaintiff: Pacrim Steel ULC; Defendant: Big Lake Energy Ltd. and Strongbow Resources Inc. carrying on business as Big Lake Energy Ltd.
A Statement of Claim was filed February 14, 2013, whereby the Plaintiff is suing the Defendant for the sum of $119,504.14 representing the unpaid invoice purchasing certain oil and gas related tubular goods from the Plaintiff.

Court of Queen's Bench of Alberta	July 4, 2013	Plaintiff: Casper’s Picker Service Ltd.; Defendant: Strongbow Resources Inc., formerly known as Big Lake Energy Ltd.
A Statement of Claim was filed July 4, 2013, whereby the Plaintiff is suing the Defendant for the sum of $16,285.82 representing the amount owing for loading and transporting material and equipment provided by the Plaintiff to the Defendant, at the request of the Defendant.

Court of Queen's Bench of Alberta	July 23, 2013	Plaintiff: Baker Hughes Canada Company; Defendant: Strongbow Resources Inc., also known as Big Lake Energy Ltd.
A Statement of Claim was filed July 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of $281,267.68 representing the amount owing for oil-field services and equipment, including cementing and fishing products and services provided by the Plaintiff.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Related to Our Company

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,275,306 as at August 31, 2013. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed, could result in additional losses.

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

We have one executive officer and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil, or an increase in exploration and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the six month period ended August 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change filed October 25, 2007 (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONGBOW RESOURCES INC.

October 15, 2013	By:	/s/ Michael Caetano
Michael Caetano
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)