Form 10-Q
period 2013-11-30
STRONGBOW RESOURCES INC.
filed 2014-01-14
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of January 14, 2014, there were 111,586,705 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

November 30, 2013

(An Exploration Stage Company)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2013	February 28, 2013
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	4,682	4,429
Receivable	801	100,072
Prepaid expense	1,934	8,850
	7,417	113,351

Equipment	61,588	63,988

Oil and gas properties, full cost method	1,440,537	1,401,463
	1,509,542	1,578,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	994,984	1,309,679
Accrued liabilities	7,526	47,026
Due to related parties	65,467	63,928
Advances and notes payable	545,606	539,627
	1,613,583	1,960,260

Asset retirement obligations	32,058	31,259
	1,645,641	1,991,519

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
110,086,705 common shares (108,486,705 at February 28, 2013)	18,287	16,687
Additional paid in capital	2,030,304	1,640,484
Obligation to issue shares	-	100,000
Accumulated other comprehensive income	58,632	16,329
Deficit accumulated during the exploration stage	(2,243,322)	(2,186,217)
	(136,099)	(412,717)
	1,509,542	1,578,802

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from July 9, 2004 to November 30,	Three months ended November 30,		Nine months ended November 30,
	2013	2013	2012	2013	2012
	$	$	$	$	$

General and administrative expenses
Consulting	565,949	-	27,075	-	176,075
Depreciation	2,400	800	-	2,400	-
Management fees	464,811	(115)	39,363	42,288	117,052
Office, travel and general	405,332	8,711	43,557	41,256	139,547
Professional fees	395,667	53,812	16,391	131,673	34,869

Total general and administrative expenses	(1,834,159)	(63,208)	(126,386)	(217,617)	(467,543)

Gain on settlement of debts	200,562	95,424	-	151,614	-
Impairment of oil and gas property	(568,612)	-	-	-	-
Interest expense	(25,218)	(232)	-	(207)	-
Interest expense recovery	9,105	-	-	9,105	-
Loss on settlement of deposit	(25,000)	-	-	-	-

Net income (loss)	(2,243,322)	31,984	(126,386)	(57,105)	(467,543)

Foreign currency translation	58,632	17,910	(617)	42,303	(14,763)

Comprehensive income (loss)	(2,184,690)	49,894	(127,003)	(14,802)	(482,306)

Basic and diluted income (loss) per share		0.00	(0.00)	(0.00)	(0.00)

Weighted average number of basic and
diluted common shares outstanding		110,005,584	108,855,936	109,428,705	107,914,430

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from July 9, 2004 to November 30,	Nine months ended November 30,
	2013	2013	2012
	$	$	$

Cash flows used in operating activities
Net loss from continuing operations	(2,243,322)	(57,105)	(467,543)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from settlement of debt	(200,562)	(151,614)	-
Impairment of oil and gas property	568,612	-	-
Service fees paid in stock	44,000	-	44,000
Depreciation	2,400	2,400	-
Changes in non-cash working capital items
Receivable	(801)	99,271	-
Prepaid expenses	(1,935)	6,916	(112,504)
Accounts payable and accrued liabilities	267,870	(74,714)	39,452
Assignment of accrued expenses	25,271	-	-
Due to related parties	3,432	3,432
Cash used in operating activities	(1,535,035)	(171,414)	(496,595)

Cash flows used in investing activities
Expenditures on oil and gas properties	(1,089,301)	(164,608)	(881,699)
Expenditures on equipment	(63,988)	-	-
Cash used in investing activities	(1,153,289)	(164,608)	(881,699)

Cash flows from financing activities
Common stock issued for cash	1,811,320	291,420	799,625
Proceeds from advances and notes payable	584,798	23,518	614,708
Payments to related parties	(11,350)	-	-
Proceeds from related parties	292,225	-	-
Cash provided by financing activities	2,676,993	314,938	1,414,333

Effect of foreign exchange	16,013	21,337	(14,763)

Change in cash	4,682	253	21,276

Cash, beginning of period	-	4,429	78,196

Cash, end of period	4,682	4,682	99,472

Supplemental disclosure
Cash paid for interest	900	-	-
Cash paid for income taxes	-	-	-

Non-cash transactions
Common stock issued for services	44,000	-	44,000
Note payable forgiven in assignment transaction	150,000	-	-
Common stock issued as repayment of note payable	18,000	-	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2013
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2013, the Company has not achieved profitable operations and has accumulated a deficit of $2,243,322.

As of November 30, 2013, nine Statements of Claim totaling $508,999 (CAD$541,086) are outstanding against the Company for non-payment of past due invoices. Five Claims totaling $136,258 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $90,188 (CAD$95,884) and were distributed to the vendors proportional to the amounts owed. All nine Claims remaining are currently recorded as accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

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

As of November 30, 2013, the Company has incurred approximately $1,411,000 in exploration costs to drill, complete and equip the Test Well.

During the year ended February 28, 2013, the Bakken core confirmed there was no oil potential in the Bakken Formation and an impairment charge of $568,612 was recorded.

During the nine months ended November 30, 2013, net proceeds of $18,733 received from the sales of oil less direct costs of $16,134 was credited to the carrying value of the oil and gas properties.

4.    EQUIPMENT

	November 30, 2013
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	2,400	61,588

	February 28, 2013
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	-	63,988

5.      ADVANCES AND NOTES PAYABLE

At November 30, 2013, the Company had $545,606 (CAD$580,000) in short term note obligations to unrelated parties. The notes payable are unsecured, non-interest bearing and payable upon demand. $522,089 (CAD$555,000) of the notes may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

On December 5, 2013, the Company received a demand for the repayment of $522,089 (CAD$555,000) of the notes payable. The lender has demanded the repayment of $145,809 (CAD$155,000) by December 31, 2013 and the repayment of $376,280 (CAD$400,000) by March 31, 2014. As at the date of these financial statements, the amounts have not yet been repaid by the Company.

6.      ASSET RETIREMENT OBLIGATIONS

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

The undiscounted estimate of this liability was $48,225 (CAD$50,000) reflecting payments commencing in 2021.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 8.00% for a net present value of $32,058 as at November 30, 2013.

7.     SHARE CAPITAL

On May 23, 2013, the Company issued 1,200,000 common shares at a price of $0.24 (CAD$0.25) per share. Gross proceeds from the private placement totaled $291,420 (CAD$300,000).

On September 19, 2013, the Company issued 400,000 common shares to fulfill its obligation to issue shares.

8.      RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2013, the Company incurred a total of $42,288 (November 30, 2012 - $117,052) in management fees paid to former directors and officers of the Company.

As at November 30, 2013, $36,000 (February 28, 2013 - $89,673) was owing to former directors and officers of the Company and have been included in accounts payable.  The amounts are non-interest bearing, unsecured, and payable upon demand.

During the nine months ended November 30, 2013, two former directors and officers forgave a total balance owing by the Company of $85,424 (November 30, 2012 - $nil) (Note 9).

All of the Company’s notes and advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	November 30, 2013	February 28, 2013
	$	$
Advances from a shareholder	10,500	10,500
Advances from a director and officer of the Company	54,967	53,428
Total	65,467	63,928

9.      CONTINGENCIES

During the nine month period ended November 30, 2013, the Company settled with five vendors, settling the total amount owing of $153,895 (CAD$162,871) with the aggregate settlement amount of $97,705 (CAD$101,455) and recognized a gain on the settlement of $56,190. The Company also settled with three vendors, including two former officers and directors, for forgiving a total balance owing of $95,424, recognized as a gain on the settlement.

As of November 30, 2013, nine Statements of Claim totaling $508,999 (CAD$541,086) are outstanding against the Company for non-payment of past due invoices. Five Claims totaling $136,258 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $90,188 (CAD$95,884) and were distributed to the vendors proportional to the amounts owed.

The Company has not yet resolved the remaining nine Statements of Claim. All remaining Claims are currently recorded as accounts payable.

On December 5, 2013, the Company received a demand for the repayment of $522,089 (CAD$555,000) of the notes payable. The lender has demanded the repayment of $145,809 (CAD$155,000) by December 31, 2013 and the repayment of $376,280 (CAD$400,000) by March 31, 2014. As at the date of these financial statements, the amounts have not yet been repaid by the Company.

10.      SUBSEQUENT EVENT

Subsequent to November 30, 2013, the Company issued 1,500,000 common shares at a price of $0.10 per share. Gross proceeds from the private placement totaled $150,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This interim report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

●	our beliefs regarding the future of our competitors;

●	our future capital expenditures;

●	our future exploration programs and results;

●	our plan to drill 31 wells at approximately $1,200,000 per well from February 2014 to November 2014;

●	estimates indicate the costs to perform the work outlined in our business plan may range from $37 million to $40 million; and

●	our expectation that we will be able to raise capital when we need it.

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

In this interim report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

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

Our Current Business

Effective February 2, 2012, we entered into a Farmout Agreement (“Agreement”) with Harvest Operations Corp. (“Harvest”). The Agreement provided for our acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering eight (8) sections of land (5,120 acres, more or less) located in the Compeer Area in the Province of Alberta, Canada (“Farmout Lands”). The Farmout Lands have no current commercial production.

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

As of November 30, 2013, we have incurred approximately $1,411,000 in exploration costs to drill, complete and equip the Test Well. We also recorded $32,058 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the nine months ended November 30, 2013, we generated revenues of $18,733 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $16,134 are credited to the carrying value of the oil and gas properties.

As of January 14, 2014, it is too early to provide stabilized production forecasts.

During fiscal 2014, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 31 wells at approximately $1,200,000 per well from February 2014 to November 2014. Early estimates indicate the costs to perform the work outlined in our business plan may range from $37 million to $40 million.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month period ended November 30, 2013 and 2012 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Oil and gas sales	-	-	18,733	-
Cost of sales	-	-	16,134	-
Expenses	63,208	126,386	217,617	467,543
Net income(loss)	31,984	(126,386)	(57,105)	(467,543)

Revenues

During the nine month period ended November 30, 2013, we generated revenue of $18,733 (November 30, 2012 - $nil) and incurred direct costs of $16,134 (November 30, 2012 - $nil) from pre-production sales of oil. The net sales has been credited against the carrying value of the oil and gas property.

Expenses

Expenses decreased during the nine month period ended November 30, 2013 to $217,617 as compared to $467,543 during the nine month period ended November 30, 2012.

The table below details the changes in major expenditures for the nine months ended November 30, 2013 as compared to the corresponding nine months ended November 30, 2012:

Expenses	Increase / Decrease in Expenses	Explanation for Change

Management fees	Decrease of $74,764	Decrease due to reduced number of officers and directors of our company.
Consulting fees	Decrease of $176,075	Decrease due to no consulting services used during the nine months ended November 30, 2013.
Professional fees	Increase of $96,804	Increase due to more professional services used for corporate filings and accounting services.
Office, travel and general expenses	Decrease of $98,291	Decrease due to decrease in insurance, general office expenses, office rent, and travel expenses.

Liquidity And Capital Resources

Working Capital

	November 30, 2013	February 28, 2013
Current Assets	7,417	113,351
Current Liabilities	1,613,583	1,960,260
Working Capital (Deficiency)	(1,606,166)	(1,846,909)

We had cash of $4,682 and a working capital deficit of $1,606,166 as of November 30, 2013 compared to cash of $4,429 and a working capital deficit of $1,846,909 as of February 28, 2013. On November 12, 2013, the holder of two notes in the aggregate of $555,000, which are due on demand, sent a letter to us demanding repayment of those notes. As of January 13, 2014, we have not repaid any amounts due under those notes.

We anticipate general and administrative expenses will be decreased during the current fiscal year compared to fiscal 2013. In connection with oil and gas operations, we have reduced the number of executive officers. As a result, we estimate our general and administrative expenses will be less during the current fiscal year.

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

Cash Flows

	Nine months ended November 30, 2013	Nine months ended November 30, 2012
Net Cash Provided by (Used in) Operating Activities	$(171,414)	$(496,595)
Net Cash Provided by (Used in) Investing Activities	$(164,608)	$(881,699)
Net Cash Provided by (Used in) Financing Activities	$314,938	$1,414,333
Net Increase (Decrease) in Cash	$253	$21,276

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2013, compared to our cash used in operating activities for the nine months ended November 30, 2012, decreased by $325,181, primarily due to a decrease in net loss from operations.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2013, compared to our cash used in investing activities for the nine months ended November 30, 2012, decreased by $717,091 due to a decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2013, compared to our cash provided by financing activities for the nine months ended November 30, 2012, decreased by $1,099,395 due to a decrease in common stock issued for cash and proceeds from advances and notes payable.

Contractual Obligations

Our future contractual obligations as of November 30, 2013 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Due to related parties	$65,467	$65,467	—	—	—
Advances and notes payable	545,606	545,606	—	—	—
Total	$611,073	$611,073	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $57,105 during the nine month period ended November 30, 2013, and approximately $2,243,322 from inception (July 9, 2004) through November 30, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2013 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

Other than the resignation of our former chief financial officer on June 18, 2013 and appointment of our current chief financial officer, Mr. Robert Da Cunha on December 4, 2013, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Court of Queen's Bench of Alberta	August 12, 2013	Plaintiff: Crest Consultants Partnership; Defendants: Strongbow Resources Inc. and Apex Energy Consultants Inc.
A Statement of Claim was filed August 12, 2013, whereby the Plaintiff is suing the Defendants for the sum of $74,563.89 representing the amount owing for well-site supervision provided by the Plaintiff.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,243,322 as at November 30, 2013. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the nine month period ended November 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change filed October 25, 2007 (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert Da Cunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert Da Cunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date	By:	/s/ Michael Caetano
Michael Caetano
Chief Executive Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer)

/s/ Robert Da Cunha
Robert Da Cunha
Chief Financial Officer
Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 14, 2014