Form 10-K
period 2014-02-28
STRONGBOW RESOURCES INC.
filed 2014-05-29
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-52645

STRONGBOW RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4119257
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

777 N.  Rainbow Blvd., Suite 250, Las Vegas, NV  89107
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (281) 260-1034

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

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

15,638,350 shares of common stock at a price of $0.92 per share for an aggregate market value of $14,387,282.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 28, 2014, there were 27,996,697 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

●	our beliefs regarding the future of our competitors;

●	our future capital expenditures;

●	our future exploration programs and results; and

●	our expectation that we will be able to raise capital when we need it.

Assumptions in respect of forward-looking statements have been made regarding, among other things:

●	volatility in market prices for oil and natural gas;

●	volatility in exchange rates;

●	liabilities inherent in oil and natural gas operations;

●	changes or fluctuations in production levels;

●	unexpected adverse weather conditions;

●	stock market volatility and market valuation of our common shares;

●	uncertainties associated with estimating oil and natural gas reserves;

●	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

●	incorrect assessments of the value of exploration and development programs;

●	geological, technical, drilling, production and processing problems;

●	changes in legislation, including changes in tax laws, royalty rates and incentive programs relating to the oil and natural gas industry; and

●	our ability to raise capital.

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

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” and “Strongbow” mean our company, Strongbow Resources Inc.

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

On February 28, 2012, we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of Alberta, Canada. On June 5, 2013, we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of British Columbia, Canada. On February 27, 2014, we registered under the name of Strongbow Resources Inc. in the Province of Saskatchewan, Canada.

Effective March 17, 2014, we conducted a one-for-four reverse stock split of our issued and outstanding common stock.  As a result, the number of the issued and outstanding common shares decreased from 111,586,705 shares to 27,896,676 shares. Our authorized capital of 750,000,000 shares of common stock with a par value of $0.001 was unchanged.

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

On March 25, 2013, we completed the installation of permanent production facilities on our recently drilled Big Lake Compeer 5-29-33-02 W4M well. The well was horizontally drilled into the Viking formation. During drilling the well encountered light oil shows from the Viking formation. A ten stage multi-zone nitrogen aided fracture stimulation was made over the entire 1000 metre long lateral section of the well. The well was initially tested in November 2012, however, due to high solution gas ratios, proper wellhead separation and fluid storage facilities needed to be installed. This was completed and the well was placed on production test at the end of the first week of March 2013, producing light (42° API) oil. Production rates have been variable as it is in early stages of testing. IP rates were in excess of 60 barrels of oil per day based upon short flow periods, and the well needs to be production tested for a longer period of time.

As of February 28, 2014, we recognized no revenue and we have incurred approximately $1,435,000 in exploration costs to drill, complete and equip the Test Well. As at February 28, 2014, we recorded $31,354 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the year ended February 28, 2014, we generated revenues of $18,632 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $35,565 are added to the carrying value of the oil and gas properties.

During fiscal 2015 we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

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

Alberta’s new climate change regulation, effective July 1, 2007, requires Alberta facilities that emit more than 100,000 tonnes of greenhouse gases a year to reduce emissions intensity by 12 percent. Companies have four choices to meet their reductions: (1) they can make operating improvements to their operations that will result in greenhouse gas emission reductions; (2) purchase Alberta based offset credits; (3) contribute to the Climate Change and Emissions Management Fund; and (4) purchase or use emission performance credits, also called EPCs, these credits are generated by facilities that have gone beyond the 12% mandatory intensity reduction. EPCs can be banked for future use or sold to other facilities that need to meet the reduction target.

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

Subsidiaries

We have no subsidiaries.

Intellectual Property

We do not own any intellectual property.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,533,875 as at February 28, 2014. We may not be able to generate significant revenues in the future.  As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We may be unable to retain our leases and working interests in our leases including the Farmout Agreement, which would result in significant financial losses to our company.

Our properties are held under oil and gas leases including the Farmout Agreement. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease or the Farmout Agreement will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and the Farmout Agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

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

Our common stock currently trades on a limited basis on OTCQB operated by the OTC Markets Group (the “OTCQB”). Trading of our stock through OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our administrative office is located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. This office is provided at no cost by our largest shareholder under a non-binding verbal understanding. Our operational office is located at 6751 Westminster Highway, Suite 200, Richmond, British Columbia, Canada V7C 4V4.

Property

Reserves

Apex Energy Consultants Inc. (“Apex”) has prepared a report dated May 26, 2014 (the “Apex 2014 Report”), in which it has evaluated as at March 31, 2014 the oil and natural gas reserves attributable to our principal properties.

The following table discloses our gross and net proved reserves, estimated using forecast prices and costs, by product type. “Forecast prices and costs” means future prices and costs used by Apex in the Apex Report that are generally accepted as being a reasonable outlook of the future, or fixed or currently determinable future prices or costs to which we are bound.

Oil and Gas Reserves Summary

VOLUMES IN IMPERIAL UNITS

	Oil		Natural Gas
					Associated and
	Light, Medium, Shale		Solution		Non-Associated		Total BOE *
	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	Mstb	Mstb	MMcf	MMcf	MMcf	MMcf	Mboe	Mboe
Proved Producing	14	13.3	0.0	0.0	0.0	0.0	14	13.3
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	14	13.3	0.0	0.0	0.0	0.0	14	13.3
Probable	103.5	87.4	0.0	0.0	0.0	0.0	103.5	87.4
Proved plus Probable	117.5	100.7	0.0	0.0	0.0	0.0	117.5	100.7
Possible	413.9	349.3	0.0	0.0	0.0	0.0	413.9	349.3
Proved plus Probable plus Possible	531.4	450.0	0.0	0.0	0.0	0.0	531.4	450.0

VOLUMES IN METRIC UNITS

					Associated and
	Light, Medium, Shale		Solution		Non-Associated		Total BOE *
	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	Mstb	Mstb	MMcf	MMcf	MMcf	MMcf	MBoe	MBoe
Proved Producing	2.2	2.1	0.0	0.0	0.0	0.0	2.2	2.1
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped reserves	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	2.2	2.1	0.0	0.0	0.0	0.0	2.2	2.1
Probable	16.5	13.9	0.0	0.0	0.0	0.0	16.5	13.9
Proved plus Probable	18.7	16.0	0.0	0.0	0.0	0.0	18.7	16.0
Possible	65.8	55.5	0.0	0.0	0.0	0.0	65.6	55.5
Proved plus Probable plus Possible	84.5	71.5	0.0	0.0	0.0	0.0	84.5	71.5

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

	Before Income Taxes				After Income Taxes
	5%	10%	15%	20%	5%	10%	15%	20%
RESERVES CATEGORY	$M	$M	$M	$M	$M	$M	$M	$M
Producing	972	869	785	717	971	868	784	715
Proved Developed Non-Producing	0	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0	0
Proved	972	869	785	717	971	868	784	715
Probable	3,042	2,041	1,315	775	3,036	2,031	1,304	764
Proved plus Probable	4,014	2,910	2,100	1,492	4,007	2,899	2,088	1,479
Possible	12,066	7,951	5,032	2,913	12,042	7,913	4,986	2,861
Proved plus Probable plus Possible	16,080	10,861	7,132	4,405	16,049	10,812	7,074	4,340

The following two tables provide additional information regarding the future net revenue attributable to total proved reserves outlined in the previous table. This table discloses, in the aggregate, certain elements of our future net revenue attributable to our proved reserves and our proved plus probable reserves, estimated using forecast prices and costs, and calculated without discount.

	Revenue	Royalties	Operating Costs	Well Abandonment Costs	Future Net Revenue Before Income Taxes	Income Taxes	Future Net Revenue After Income Taxes
RESERVES CATEGORY	$M	$M	$M	$M	$M	$M	$M
Producing	1,544	84	308	50	1,102	0	0
Proved Developed Non-Producing	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0
Proved	1.544	84	309	50	1.102	0	0
Probable	11.674	1.801	1.662	150	8,060	0	0
Proved plus Probable	13,218	1,885	1,971	200	9,162	0	0
Possible	46,970	7,303	6,645	600	32,422	0	0
Proved plus Probable plus Possible	60,189	9,188	8,615	800	41,584	0	0

This table discloses, by production group, the net present value of our future net revenue attributable to our proved and our proved plus probable reserves, before deducting future income tax expenses, estimated using forecast prices and costs, and calculated using a 10 percent discount rate.

Future Net Revenues Before Income Taxes (discounted at 10%)
RESERVES CATEGORY	$M
Producing	1,460
Proved Developed Non-Producing	0
Proved Undeveloped	0
Proved	1,460
Probable	9,873
Proved plus Probable	11,334
Possible	39,667
Proved plus Probable plus Possible	51,001

When used in this report, “Bbls” means barrels of oil. We also use a number of terms when describing our reserves. “Proved reserves” are the quantities of oil that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible. We provide information on two types of proved reserves - developed and undeveloped. “Proved developed reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well.

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

The term “Boe” may be misleading, particularly if used in isolation. A Boe conversion ratio of six thousand cubic feet of natural gas to barrels of oil (6 Mcf: 1 Bbl) is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead. Given the value ratio based on the current price of crude oil as compared to natural gas is significantly different from the energy equivalency of 6 Mcf :1 Bbl, utilizing a conversion ratio at 6 Mcf: 1 Bbl may be misleading as an indication of value.

It should not be assumed that the present worth of estimated future net revenue represents the fair market value of the reserves. There is no assurance that the escalating price and cost assumptions contained in the Apex Report will be attained and variances could be material. The reserve and revenue estimates set forth below are estimates only and the actual reserves and realized revenue may be greater or less than those calculated.

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

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 28, 2014.

Apex Energy February 2013 Price assumptions were used to determine cash flows in the non-fixed price tables.  For the fixed price Tables the oil price was fixed at $105.73/bbl.

Price Assumptions
	BRENT	Edmonton Light ((Alberta))	Compeer Price Differential	Apex Escalated Oil Price	AECO ((Alberta))
Effective Date	$/bbl	$/bbl	$/bbl	$/bbl	$/Mcf
2014	107.95	107.73	$2.00	$105.73	5.41
2015	106.56	109.34	$2.00	$107.34	4.43
2016	101.91	110.98	$2.00	$108.98	4.32
2017	101.78	112.65	$2.00	$110.65	4.93
2018	106.14	114.34	$2.00	$112.34	5.23
2019	107.73	116.05	$2.00	$114.05	5.31
2020	109.34	117.79	$2.00	$115.79	5.40
2021	110.98	119.56	$2.00	$117.56	5.49
2022	112.65	121.36	$2.00	$119.36	5.57
2023	114.34	123.18	$2.00	$121.18	5.66
2024	116.05	125.02	$2.00	$123.02	5.75
2025	117.79	126.90	$2.00	$124.90	5.85
2026	119.56	128.80	$2.00	$126.80	5.93
2027	121.36	130.73	$2.00	$128.73	6.02
2028	123.18	132.70	$2.00	$130.70	6.11
2029	125.02	134.69	$2.00	$132.69	6.20
2030	126.90	136.71	$2.00	$134.71	6.30
2031	128.80	138.76	$2.00	$136.76	6.39
2032	130.73	140.84	$2.00	$138.84	6.49

Proved undeveloped reserves and Probable Reserves.

We have no proved undeveloped reserves as at February 28, 2014.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 28, 2014, including proved undeveloped reserves converted into proved developed reserves.

The proved producing reserves found during the year were previously in the “prospective resource” category of classification according to the Canadian Oil and Gas Handbook.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

Our net probable reserves are 87,400 Bbls of oil.  This was assumed by Apex to be the additional reserves to be developed in section 29-33-2W4 by drilling on a normal 4 horizontal well per section drilling pattern. This is slightly lower than the net 95,000 Bbls booked in 2013.

One producing well was drilled Big Lake Compeer 100/05-29-033-02W4/00 in the fiscal year ending February 28, 2013.  As a result of this well, our proved producing reserves went from nil to 30,000 Bbls of oil and 125.9 MMcf net last year to us.

Oil and gas production, production prices and production costs.

We have not had any oil sales or production during the years ended February 28, 2013 and 2012.

During the year ended February 28, 2014, we generated revenues of $18,632 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $35,565 are added to the carrying value of the oil and gas properties.

As of May 28, 2014, it is too early to provide stabilized production forecasts.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive well in the Compeer area of eastern Alberta in the fiscal year ending February 28, 2014.  There was no previous drilling or exploratory activities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

On November 23, 2007, our common stock began trading on the OTC Bulletin Board under the symbol “PMLL.” On February 11, 2008, our trading symbol was changed to “STBR”. The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market or the OTCQB for each quarter for the fiscal years ended February 28, 2014 and February 28, 2013. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
February 28, 2014	$1.40	$0.44
November 30, 2013	$0.92	$0.40
August 31, 2013	$1.40	$0.88
May 31, 2013	$1.20	$0.74
February 28, 2013	$1.44	$1.04
November 30, 2012	$1.60	$0.72
August 31, 2012	$1.56	$1.12
May 31, 2012	$1.96	$0.80

On May 28, 2014, the closing price of our common stock as reported by the OTCQB was $0.73 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Issuer Direct Corporation.

Holders of Common Stock

As of May 28, 2014, there were 54 holders of record of our common stock. As of such date, 27,996,697 shares were issued and outstanding.

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

Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under any stock option, stock bonus or equity compensation plans.

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 28, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Securities

We are authorized to issue 750,000,000 shares of common stock with a par value of $0.001. As at May 28, 2014, we had 27,996,697 common shares outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversions, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights.

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

In March 2014, we completed a one for four reverse stock split of the issued and outstanding common stock. As a result, the number of the issued and outstanding common stock decreased from 111,586,705 shares to 27,896,684 shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

General

We are an exploration stage company incorporated in the State of Nevada on July 9, 2004. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of May 28, 2014, we did not have any revenue from commercial production.

Results of Operations

Years Ended February 28, 2014 and February 28, 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended February 28, 2014 and February 28, 2013 which are included herein:

	February 28, 2014	February 28, 2013
Revenue	$-	$-
Expenses	776,618	1,172,722
Net Loss	$(708,700)	$(1,197,733)

Revenues

During the years ended February 28, 2014 and February 28, 2013, we did not generate any revenues from commercial production.

Expenses

Expenses decreased during the year ended February 28, 2014 to $776,618 as compared to $1,172,722 during the year ended February 28, 2013. The decrease is largely due to reduced consulting and management fees in fiscal 2014 as we reorganized our structure and relying on outside professionals for the day-to-day operations and a decrease in the amount of impairment recognized on the oil and gas property.

Liquidity and Capital Resources

Working Capital

	At February 28, 2014	At February 28, 2013
Current assets	$44,920	$113,351
Current liabilities	1,707,938	1,960,260
Working capital (deficiency)	$(1,663,018)	$(1,846,909)

We had cash of $43,137 and a working capital deficit of $1,663,018 as of February 28, 2014 compared to cash of $4,429 and working capital deficit of $1,846,909 as of February 28, 2013.

A promissory note dated June 1, 2012 was entered between us and Stockbridge Resources Corp. (“Stockbridge”) for CAD$400,000 and another promissory note dated July 16, 2012 entered between us and Stockbridge Resources Corp. for CAD$155,000. These promissory notes were due on demand. On November 12, 2013, we received a demand letter from Stockbridge, which demanded repayment of the promissory notes. As of May 28, 2014, we have not repaid the notes.

We anticipate general and administrative expense will be similar to fiscal 2014 during the upcoming fiscal year. In connection with oil and gas operations, we will remain the same number of executive officers. As a result, we estimate our general and administrative expense will be consistent during the next twelve months.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 28, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 28,
	2014	2013
Cash used in operating activities	$(436,852)	$(504,095)
Cash provided by financing activities	502,229	1,414,333
Cash used in investing activities	(59,565)	(978,681)
Effect of Foreign Exchange	32,896	(5,324)
Change in cash	$38,708	$(73,767)

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 28, 2014, compared to our cash used in operating activities for the twelve months ended February 28, 2013, decreased by $67,243, primarily due to a decrease in the net loss as a result of lower consulting and management fees in fiscal 2014 as we reorganized our structure and relying on outside professionals for the day-to-day operations.

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 28, 2014, compared to our cash provided by financing activities for the twelve months ended February 28, 2013, decreased by $912,104 due to decrease in common stock issued for cash and advances and notes payable.

Cash Used in Investing Activities

Our cash used in investing activities for the twelve months ended February 28, 2014, compared to our cash provided by financing activities for the twelve months ended February 28, 2013, decreased by $919,116 due to decrease expenditures on oil and gas properties and equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 28, 2014, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $708,700 during the 12 month period ended February 28, 2014, and $2,894,917 from inception (July 9, 2004) through February 28, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.  Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ deficit, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

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

The capitalized costs included in the full cost pool are subject to a “ceiling test” (based on twelve-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At February 28, 2014, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc. (an exploration stage company) as of February 28, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from July 9, 2004 (inception) through February 28, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Strongbow Resources Inc. as of February 28, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and the period from July 9, 2004 (inception) through February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the exploration stage and has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
May 29, 2014

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28, 2014	February 28, 2013
	$	$
ASSETS

Current assets
Cash	43,137	4,429
Receivable	1,702	100,072
Prepaid expense and other	81	8,850
	44,920	113,351

Equipment	60,789	63,988
Oil and gas properties, full cost method	992,197	1,401,463
	1,097,906	1,578,802

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	984,288	1,309,679
Accrued liabilities	92,557	47,026
Due to related parties	72,553	63,928
Advances and notes payable	558,540	539,627
	1,707,938	1,960,260

Asset retirement obligations	31,354	31,259
	1,739,292	1,991,519

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
27,896,684 common shares (27,121,684 at February 28, 2013)	19,787	16,687
Additional paid in capital	2,255,304	1,640,484
Obligation to issue shares	-	100,000
Accumulated other comprehensive income	(21,560)	16,329
Deficit accumulated during the exploration stage	(2,894,917)	(2,186,217)
	(641,386)	(412,717)
	1,097,906	1,578,802

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative results
	from July 9,
	2004
	to February 28,	Year ended February 28,
	2014	2014	2013
	$	$	$

General and administrative expenses
Consulting	567,765	1,816	200,613
Depreciation	3,199	3,199	-
Impairment of oil and gas property	913,215	344,603	568,612
Management fees	531,496	108,973	155,834
Office, travel and general	464,634	100,558	163,240
Professional fees	481,463	217,469	84,423

Loss from operations	(2,961,772)	(776,618)	(1,172,722)

Gain on settlement of debt	124,757	75,809	-
Interest expense	(41,655)	(16,644)	(25,011)
Interest expense recovery	8,753	8,753	-
Loss on settlement of deposit	(25,000)	-	-
Net loss	(2,894,917)	(708,700)	(1,197,733)

Translation to reporting currency	(21,560)	(37,889)	16,329

Comprehensive loss	(2,916,477)	(746,589)	(1,181,404)

Basic and diluted loss per share		(0.03)	(0.04)

Weighted average number of basic and
diluted common shares outstanding		27,456,684	27,045,755

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative results
	from July 9,
	2004
	to February 28,	Year ended February 28,
	2014	2014	2013
	$	$	$

Cash flows used in operating activities
Net loss	(2,894,917)	(708,700)	(1,197,733)
Non-cash items
Gain from settlement of debt	(124,757)	(75,809)	-
Impairment of oil and gas property	913,215	344,603	568,612
Service fees paid in stock	44,000	-	44,000
Depreciation	3,199	3,199	-
Changes in non-cash working capital items
Receivable	(1,702)	98,370	(100,072)
Prepaid expenses	(82)	8,769	(4,781)
Accounts payable and accrued liabilities	235,300	(107,284)	185,879
Assignment of accrued expenses	25,271	-	-
Cash used in operating activities	(1,800,473)	(436,852)	(504,095)

Cash flows used in investing activities
Expenditures on oil and gas properties	(984,258)	(59,565)	(914,693)
Expenditures on equipment	(63,988)	-	(63,988)
Cash used in investing activities	(1,048,246)	(59,565)	(978,681)

Cash flows from financing activities
Common stock issued for cash	1,952,320	432,420	699,625
Subscriptions received	-	-	100,000
Proceeds from advances and notes payable	618,655	57,375	561,280
Net proceeds from related parties	293,309	12,434	53,428
Cash provided by financing activities	2,864,284	502,229	1,414,333

Effect of foreign exchange	27,572	32,896	(5,324)

Change in cash	43,137	38,708	(73,767)
Cash, beginning	-	4,429	78,196
Cash, ending	43,137	43,137	4,429

Supplemental disclosure
Cash paid for interest	900	-	-
Cash paid for income taxes	-	-	-

Non-cash transactions
Common stock issued for services	44,000	-	44,000
Accrued expenditures on oil and gas properties	855,948	855,948	953,208
Note payable forgiven in assignment transaction	150,000	-	-
Settlement of related parties debt	85,500	85,500	-
Common stock issued as repayment of note payable	18,000	-	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From July 9, 2004 (Inception) to February 28, 2014

						Deficit
						Accumulated	Accumulated
	Common Shares			Additional	Obligation	During	Other	Total
	Number			Paid In	To Issue	Development	Comprehensive	Stockholders'
	of Shares	Amount		Capital	Shares	Stage	Income	Equity
		$		$	$	$	$	$
Balance, July 9, 2004	-		-	-	-	-	-	-

Net loss	-		-	-	-	(1,699)	-	(1,699)
Balance, February 28, 2005	-		-	-	-	(1,699)	-	(1,699)

Net loss	-		-	-	-	(1,400)	-	(1,400)
Balance, February 28, 2006	-		-	-	-	(3,099)	-	(3,099)

Common stock issued for cash	25,500,000		10,200	12,800	-	-	-	23,000
Net loss	-		-	-	-	(28,124)	-	(28,124)
Balance, February 28, 2007	25,500,000		10,200	12,800	-	(31,223)	-	(8,223)

Common stock issued for cash	187,500		750	299,250	-	-	-	300,000
Investment units issued for cash	36,184		145	54,855	-	-	-	55,000
Finders fees paid on private placements	-		-	(16,050)	-	-	-	(16,050)
Net loss	-		-	-	-	(69,974)	-	(69,974)
Balance, February 29, 2008	25,723,684		11,095	350,855	-	(101,197)	-	260,753

Common stock issued for cash	73,750		295	117,705	-	-	-	118,000
Finders fees paid on private placements	-		-	(2,675)	-	-	-	(2,675)
Net loss	-		-	-	-	(187,214)	-	(187,214)
Balance, February 28, 2009	25,797,434		11,390	465,885	-	(288,411)	-	188,864

Net loss	-		-	-	-	(124,962)	-	(124,962)
Balance, February 28, 2010	25,797,434		11,390	465,885	-	(413,373)	-	63,902

Common stock issued for cash	283,334		1,133	66,867	-	-	-	68,000
Net loss	-		-	-	-	(280,997)	-	(280,997)
Balance, February 28, 2011	26,080,768		12,523	532,752	-	(694,370)	-	(149,095)

Impact of assignment of Krygyz Gold Project to
Holloman Corporation	-		-	175,271	-	-	-	175,271
Common stock issued for cash	333,334		1,333	191,667	-	-	-	193,000
Net loss	-		-	-	-	(294,114)	-	(294,114)
Balance, February 29, 2012	26,414,102		13,856	899,690	-	(988,484)	-	(74,938)

Common stock issued for cash	682,582		2,731	696,894	-	-	-	699,625
Common stock issued for services	25,000		100	43,900	-	-	-	44,000
Obligation to issue shares	-		-	-	100,000	-	-	100,000
Net loss	-		-	-	-	(1,197,733)	-	(1,197,733)
Foreign currency translation	-		-	-	-	-	16,329	16,329
Balance, February 28, 2013	27,121,684		16,687	1,640,484	100,000	(2,186,217)	16,329	(412,717)

Common stock issued for cash	675,000		2,700	429,720	-	-	-	432,420
Shares issued for obligation to issue shares	100,000		400	99,600	(100,000)	-	-	-
Settlement of related parties debt	-		-	85,500	-	-	-	85,500
Net loss	-		-	-	-	(708,700)	-	(708,700)
Foreign currency translation	-		-	-	-	-	(37,889)	(37,889)
Balance, February 28, 2014	27,896,684		19,787	2,255,304	-	(2,894,917)	21,560	(614,386)

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2014

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2014, the Company has not achieved profitable operations and has accumulated a deficit of $2,894,917.

As of February 28, 2014, nine Statements of Claim totaling $488,600 (CAD$541,086) are outstanding against the Company for non-payment of past due invoices.  During the year ended February 28, 2014, five Claims totaling $130,797 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of $86,574 (CAD$95,874). All nine Claims remaining are currently recorded in accounts payable.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. The Company is in the exploration stage and has incurred losses in developing its business, and further losses are anticipated. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in United States dollars. The Company has not produced material revenues from its principal business and is an exploration stage company as defined by “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities”.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties and asset retirement obligations.

Foreign Currency Translation
The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, stockholders’ deficit accounts are translated at historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The capitalized costs included in the full cost pool are subject to a “ceiling test” (based on twelve-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At February 28, 2014, all of the Company’s oil and gas interests were classified as proven non-producing properties and were not being amortized.

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

Impairment of Long-Term Assets
The Company has adopted FASB ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

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

3.      OIL AND GAS PROPERTIES

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Farmor”). The Agreement provided for the Company’s acquisition of a 100% working interest (“Working Interest”) in a petroleum and natural gas license in the Compeer Area in the Province of Alberta, Canada (the “Farmout Lands”).

To earn the Working Interest the Company was required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). On March 14, 2012, the Company obtained operator status and was transferred the well license relating to the Test Well.  The Company completed the Test Well and received earning notice on September 5, 2012.

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

During the year ended February 28, 2013, one core confirmed there was no oil potential in the Bakken Formation and an impairment charge of $568,612 was recorded.

As of February 28, 2014, the Company has incurred approximately $1,435,000 in exploration costs to drill, complete and equip the Test Well.

During the year ended February 28, 2014, net proceeds of $18,632 received from the sales of oil less direct costs of $35,565 were added to the carrying value of the oil and gas properties.

During the year ended February 28, 2014, the Company estimated that the net present value of future cash flows from the property is $992,197 and recorded an impairment charge of $344,603.

4.    EQUIPMENT

	February 28, 2014
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	3,199	60,789

	February 28, 2013
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	-	63,988

 5.      ADVANCES AND NOTES PAYABLE

At February 28, 2014, the Company had $558,540 (CAD$618,538) in short-term note obligations to unrelated parties. The notes payable are unsecured and non-interest bearing. $22,575 (CAD $25,000) of the notes is due on June 1, 2015. $501,165 (CAD$555,000) of the notes is due on demand and may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

On December 5, 2013, the Company received a demand for the repayment of $501,165 (CAD$555,000) of the notes payable. The lender demanded the repayment of $139,965 (CAD$155,000) by December 31, 2013 and the repayment of $361,200 (CAD$400,000) by March 31, 2014. As at the date of the approval of these financial statements, the amounts have not yet been repaid by the Company.

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

The undiscounted estimate of this liability was $45,150 (CAD$50,000) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 8.00% for a net present value of $31,354 (CAD$34,722) as at February 28, 2014.

7.     SHARE CAPITAL

On May 23, 2013, the Company issued 300,000 common shares at a price of $0.96 (CAD$1.00) per share. Gross proceeds from the private placement totaled $291,420 (CAD$300,000).

On September 19, 2013, the Company issued 100,000 common shares to fulfill its obligation to issue shares.

On January 3, 2014, the Company issued 375,000 common shares at a price of $0.40 per share. Gross proceeds from the private placement totaled $150,000. Pursuant to the private placement, the Company paid a finder’s fee of $9,000.

8.      RELATED PARTY TRANSACTIONS

During the year ended February 28, 2014, the Company:

●	Incurred a total of $42,060 (February 28, 2013 - $155,834) in management fees to former directors and officers of the Company.
●	Incurred a total of $66,913 (February 28, 2013 - $nil) in management fees to a director and officer of the Company.
●	Incurred a total of $1,816 (February 28, 2013 - $nil) in consulting fees to a director and officer of the Company.

As at February 28, 2014, $36,000 (February 28, 2013 - $89,673) was owing to former directors and officers of the Company and have been included in accounts payable. As at February 28, 2014, $70,000 (February 28, 2013 - $nil) was owing to a director and officer of the Company and has been included in accrued liabilities.  The amounts are non-interest bearing and unsecured.

During the year ended February 28, 2014, two former directors and officers forgave a total balance owing by the Company of $85,500 which was recorded in additional paid-in capital (February 28, 2013 - $nil) (Note 10).

All of the Company’s notes and advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	February 28, 2014	February 28, 2013
	$	$
Advances from a shareholder	10,500	10,500
Advances from a director and officer of the Company	62,053	53,428
Total	72,553	63,928

9.      INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 28, 2014	February 28, 2013
	$	$
Loss before income taxes	(708,700)	(1,197,733)
Statutory tax rate	35%	35%
Expected recovery of income taxes computed at statutory rates	(248,045)	(419,207)
Permanent differences	(18,861)	-
Reconciliation of tax rates	39,434	55,980
Change in valuation allowance	227,472	363,227
Provision for income taxes	-	-

The significant components of deferred income tax assets at February 28, 2014 and February 28, 2013 are as follows:

	February 28, 2014	February 28, 2013
Deferred income tax assets:
Operating loss carryforwards	632,000	541,000
Oil and gas properties	300,000	164,000
Less valuation allowance	(932,000)	(705,000)
Deferred income tax assets, net	-	-

At February 28, 2014, the Company had accumulated non-capital loss carry-forwards of approximately $1,893,000 that expire from 2026 through 2034.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

10.      CONTINGENCIES

During the year ended February 28, 2014, the Company settled the total amount owing of $155,689 (CAD$162,871) with the aggregate settlement amount of $96,980 (CAD$101,455) with five vendors and recognized a gain on the settlement of $55,735 net of GST of $2,974. Four vendors, including two former officers and directors, also forgave a total balance owing of $105,574. $85,500 forgiven by the former officers and directors has been recognized as additional paid in capital and $20,074 has been recognized as a gain on the settlement of the debt.

As of February 28, 2014, nine Statements of Claim totaling $488,600 (CAD$541,086) are outstanding against the Company for non-payment of past due invoices. On May 2, 2013, five Claims totaling $130,797 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $86,574 (CAD$95,874) and were distributed to the vendors proportional to the amounts owed.

The Company has not yet resolved the remaining nine Statements of Claim. All remaining Claims are currently recorded as accounts payable.

On December 5, 2013, the Company received a demand for the repayment of $501,165 (CAD$555,000) of the notes payable. The lender demanded the repayment of $139,965 (CAD$155,000) by December 31, 2013 and the repayment of $361,200 (CAD$400,000) by March 31, 2014. As at the date of the approval of these financial statements, the amounts have not yet been repaid by the Company.

11.      SUBSEQUENT EVENTS

In March 2014, the Company completed a one for four reverse stock split of the issued and outstanding common stock.  All share and per share information in these financial statements has been retroactively restated to reflect the consolidation.

In May 2014, Company issued 100,000 common shares at a price of $0.50 per share for proceeds of $50,000.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2014 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are committed to improving our organization. We intend to: (1) increase our accounting personnel when funds are available which will also permit better segregation of duties; (2) appoint one or more additional outside directors who will also be appointed to our audit committee; and (3) prepare and implement sufficient written procedures pertaining to accounting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

On May 2, 2014, we issued 100,000 shares of our common stock at a price of $0.50 per share for gross proceeds of $50,000. We issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Caetano	Chief Executive Officer, President and Director	41	July 30, 2013
Robert Madzej	Chief Operating Officer and Director	32	November 30, 2013
Robert DaCunha	Chief Financial Officer and Director	39	November 30, 2013

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Michael Caetano, Chief Executive Officer, President, and Director

Michael Caetano joined our board of directors and became our president and chief executive officer on July 30, 2013.  He has over 20 years of successful business development and leadership in a wide variety and range of businesses. Along with his business experience he specializes in capital funding, mergers and acquisitions. Mr. Caetano possesses a combination of high energy, entrepreneurial spirit and innate curiosity which will serve Strongbow well in its goal of emerging into a successful junior oil and gas exploration and production company.

We believe Mr. Caetano is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations and his prior and current board experience, in addition to his education and business experience in business development.

Robert DaCunha, Chief Financial Officer and Director

Robert DaCunha, BA, joined our board of directors and became our chief financial officer on November 30, 2013.  Mr. DaCunha earned his Bachelor of Arts degree from the University of Toronto. He has over 10 years of broad finance experience with financial institutions as well as private and public companies. He has been appointed onto the board of directors of several companies and has strong understanding of compliance and audit requirements. Mr. DaCunha is proficient in financial analysis and concentrates on the details pertaining to running a successful organization.

We believe Mr. DaCunha is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations and his prior and current board experience, in addition to his education and business experience in finance and accounting.

Robert Madzej, Chief Operating Officer, and Director

Robert Madzej joined our board of directors and became our chief operating officer on November 30, 2013. He has over 10 years of experience in business development and finance. He has gained invaluable experience in business structuring and economic decision-making which led to several successful business ventures.

We believe Mr. Madzej is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations and his prior and current board experience, in addition to his education and business experience in business development and finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2014, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2014. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee Charter

Our audit committee charter is filed as Exhibit 99.1 to this annual report on Form 10-K.

Composition of Audit Committee

The members of our Audit Committee are:

Member	Independent(1)	Financially Literate(2)
Michael Caetano	No	Yes
Robert DaCunha	No	Yes
Robert Madzej	No	Yes

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that while we have a board member (Robert DaCunha) that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, we do not have a board member that qualifies as “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

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

Board of Directors

The Board is comprised of Michael Caetano, Robert DaCunha, and Robert Madzej. None of the Company’s directors are independent as each director is also an officer or former officer of the Company.

Directorships

None of our directors are or have been directors of other reporting issuers or equivalent.

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

Indemnification of Directors and Officers

Our By-laws do not restrict our ability to indemnify, to the greatest allowable extent permitted under the General Corporate Laws of Nevada, each director, executive officer, employee and agent and all other persons whom our company is authorized to indemnify under the provisions of the Nevada Revised Statutes to the fullest extent of the law (i) against all the expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the individual in connection with any action, suit or proceeding, whether civil, criminal, administrative, investigative, or in connection with any appeal therein, or otherwise, and (ii) against all expenses (including attorneys’ fees) actually and reasonably incurred by the individual in connection with the defense or settlement of any action or suit by or in the right of the company, or in connection with any appeal therein, or otherwise, if the individual acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of our company, and with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful. Our company may, in our discretion, pay the expenses (including attorneys’ fees) incurred in defending any proceeding in advance of any final disposition, provided, however, that the payment of expenses incurred by a director or executive officer in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or executive officer to repay all amounts advanced if it should be ultimately determined that the director or executive officer is not entitled to be indemnified under our Bylaws or otherwise. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as our board of directors deems appropriate.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 28, 2014;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2014 who had total compensation exceeding $100,000; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2014 and February 28, 2013, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Caetano(1)	2014	66,913	(7)	Nil	Nil	Nil	Nil	Nil	Nil	66,913
President, Chief Executive Officer and Director	2013	-		Nil	Nil	Nil	Nil	Nil	Nil	-
Robert DaCunha(2)	2014	1,816	(8)	Nil	Nil	Nil	Nil	Nil	Nil	1,816
Chief Financial Officer and Director	2013	-		Nil	Nil	Nil	Nil	Nil	Nil	-
Robert Madzej(3)	2014	-		Nil	Nil	Nil	Nil	Nil	Nil	-
Chief Operating Officer and Director	2013	-		Nil	Nil	Nil	Nil	Nil	Nil	-
Robert Martin(4)	2014	14,339	(9)	Nil	Nil	Nil	Nil	Nil	Nil	14,339
President, Chief Executive Officer and Director	2013	59,911	(9)	Nil	Nil	Nil	Nil	Nil	Nil	59,911
Herbert Schmidt(5)	2014	9,000	(10)	Nil	Nil	Nil	Nil	Nil	Nil	9,000
Secretary, Treasurer, Director and former Chief Financial Officer	2013	36,000	(10)	Nil	Nil	Nil	Nil	Nil	Nil	36,000
Douglas MacLellan(6)	2014	19,118	(11)	Nil	Nil	Nil	Nil	Nil	Nil	19,118
Chief Operating Officer and Director	2013	59,923	(11)	Nil	Nil	Nil	Nil	Nil	Nil	59,923

(1)	Mr. Michael Caetano was appointed as our President, Chief Executive Officer and a director on July 30, 2013.

(2)	Mr. Robert DaCunha was appointed as our Chief Financial Officer and a director on November 30, 2013.

(3)	Mr. Robert Madzej was appointed as our Chief Operating Officer and a director on November 30, 2013.

(4)
Mr. Robert Martin was appointed as our President, Chief Executive Officer and a director on March 7, 2012. Mr. Robert Martin resigned as President, Chief Executive Officer and a director on July 30, 2013.

(5)
Mr. Herbert Schmidt was appointed our chief financial officer and a director of our company on October 22, 2007 and our secretary and treasurer on April 9, 2008. On June 18, 2013, Mr. Herbert Schmidt resigned as Chief Financial Officer and a director of our company.

(6)
Mr. Douglas MacLellan was appointed our chief operating officer and a director of our company on March 7, 2012. Mr. Douglas MacLellan resigned as chief operating officer and a director on June 27, 2013.

(7)	Mr. Caetano was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were accrued.

(8)	Mr. DaCunha was compensated in the form of consulting fees paid personally, for services rendered in the normal course of operations.

(9)	Mr. Martin was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations.

(10)	Mr. Schmidt was compensated in the form of management fees for services rendered in the normal course of operations. These fees were deferred.

(11)	Mr. MacLellan was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations.

Compensation Discussion and Analysis

We have not entered into any agreements or understandings with our executive officers.

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

Compensation of Directors

We have no directors who were not named executive officers for the year ended February 28, 2014.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class 1
Common Stock	Michael Caetano 3569 Twinmaple Drive Mississauga, ON, L4Y 3P9	750,000	Direct	2.68%
Common Stock	Robert DaCunha 68 Armstrong Avenue Toronto, ON M6H 1V8	-	-	-
Common Stock	Robert Madzej 5 - 331 Riverside Drive North Vancouver, BC V7H 1V2	-	-	-
	Directors & Executive Officers as a group (3 persons)	750,000		2.68%
Common Stock	Holloman Value Holdings, LLC 333 North Sam Houston, Parkway East, Suite 600 Houston, TX 77060	6,883,334	Direct	24.59%
Common Stock	Lai Chi Hung Ricky 7B Block 2, 25 Tai Hang Drive Jardine’s Lookout Hong Kong	2,500,000	Direct	8.93%
Common Stock	Larca Pty Ltd. Unit 8-9 88 Forrest Street Cottesloe, WA 96017 Australia	1,650,000	Direct	5.89%
	5% shareholders as a group (3 persons)	11,033,334		39.41%

* Less than 1%.

1 Percentage of ownership is based on 27,996,697 common shares issued and outstanding as of May 28, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

To the knowledge of management and other than as discussed below, there are no present arrangements or pledges of securities of which may result in a change in the control of our company. We are aware that Holloman Value Holdings, LLC intends to transfer its shares to five other shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2012, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended February 28, 2014, the Company:

●	Incurred a total of $42,060 (February 28, 2013 - $155,834) in management fees to former directors and officers of the Company.
●	Incurred a total of $66,913 (February 28, 2013 - $nil) in management fees to a director and officer of the Company.
●	Incurred a total of $1,816 (February 28, 2013 - $nil) in consulting fees to a director and officer of the Company.

As at February 28, 2014, $36,000 (February 28, 2013 - $89,673) was owing to former directors and officers of the Company and have been included in accounts payable. As at February 28, 2014, $63,210 (February 28, 2013 - $nil) was owing to a director and officer of the Company and has been included in accrued liabilities.  The amounts are non-interest bearing and unsecured.

During the year ended February 28, 2014, two former directors and officers forgave a total balance owing by the Company of $85,500 (February 28, 2013 - $nil).

All of the Company’s notes and advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	February 28, 2014	February 28, 2013
	$	$
Advances from a shareholder	10,500	10,500
Advances from a director and officer of the Company	62,053	53,428
Total	72,553	63,928

 Director Independence

Our common stock is quoted on the OTCQB, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Michael Caetano, Robert Madzej, and Robert DaCunha serve or have served within the previous two years in executive capacities, we determined that we have no “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2014 and February 28, 2013 for professional services rendered by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Accountants:

Fees	2014	2013
Audit Fees	$25,000	$22,000
Audit Related Fees	9,333	-
Tax Fees	1,912	1,680
Other Fees	-	-
Total Fees	$36,245	$23,680

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3*	Certificate of Change filed October 25, 2007
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1*	Audit Committee Charter
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

By: /s/ Michael Caetano
Michael Caetano
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Caetano
Michael Caetano
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 29, 2014

By: /s/ Robert DaCunha
Robert DaCunha
Chief Financial Officer, Secretary, Treasurer and Director
Date: May 29, 2014

By: /s/ Robert Madzej
Robert Madzej
Chief Operating Officer and Director
Date: May 29, 2014