Form 10-Q
period 2014-05-31
STRONGBOW RESOURCES INC.
filed 2014-07-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of July 15, 2014, there were 28,263,363 shares of common stock, par value $0.001, outstanding.

FINANCIAL STATEMENTS

MAY 31, 2014

(An Exploration Stage Company)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2014	February 28, 2014
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	25,551	43,137
Receivables	3,807	1,702
Prepaid expense and other	29,999	81
	59,357	44,920

Equipment	59,989	60,789

Oil and gas properties, full cost method	994,618	992,197
	1,113,964	1,097,906

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	1,023,266	984,288
Accrued liabilities	124,200	92,557
Due to related parties	72,553	72,553
Advances and notes payable	568,400	558,540
	1,788,419	1,707,938

Asset retirement obligations	32,583	31,354
	1,821,002	1,739,292

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
27,996,684 common shares (27,896,684 at February 28, 2014)	19,887	19,787
Additional paid in capital	2,305,204	2,255,304
Accumulated other comprehensive loss	(47,643)	(21,560)
Deficit accumulated during the exploration stage	(2,984,486)	(2,894,917)
	(707,038)	(641,386)
	1,113,964	1,097,906

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from July 9, 2004	Three months ended May 31,
	to May 31, 2014	2014	2013
	$	$	$

General and administrative expenses
Consulting	590,357	22,592	-
Depreciation	3,999	800	800
Impairment of oil and gas property	913,215	-	-
Management fees	558,775	27,279	38,197
Office, travel and general	472,347	7,713	16,672
Professional fees	512,648	31,185	28,873

Loss from operations	(3,051,341)	(89,569)	(84,542)

Gain on settlement of debt	124,757	-	37,015
Interest expense	(41,655)	-	-
Interest expense recovery	8,753	-	8,769
Loss on settlement of deposit	(25,000)	-	-
Net loss	(2,984,486)	(89,569)	(38,758)

Foreign currency translation	(47,643)	(26,083)	3,994

Comprehensive loss	(3,032,129)	(115,652)	(34,764)

Basic and diluted loss per share		(0.01)	(0.00)

Weighted average number of basic and
diluted common shares outstanding		27,936,914	27,151,024

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from July 9, 2004	Three months ended May 31,
	to May 31, 2014	2014	2013
	$	$	$

Cash flows used in operating activities
Net loss	(2,984,486)	(89,569)	(38,758)
Non-cash items
Gain from settlement of debt	(124,757)	-	(37,015)
Impairment of oil and gas property	913,215	-	-
Service fees paid in stock	44,000	-	-
Depreciation	3,999	800	800
Changes in non-cash working capital items
Restricted cash	-	-	(92,480)
Receivable	(3,807)	(2,105)	(937)
Prepaid expenses	(30,000)	(29,918)	2,902
Accounts payable and accrued liabilities	280,755	61,892	(67,454)
Assignment of accrued expenses	25,271	-	-
Cash used in operating activities	(1,859,373)	(58,900)	(232,942)

Cash flows used in investing activities
Expenditures on oil and gas properties	(983,066)	(1,192)	(1,301)
Expenditures on equipment	(63,988)	-	-
Cash used in investing activities	(1,047,054)	(1,192)	(1,301)

Cash flows from financing activities
Common stock issued for cash	2,002,320	50,000	291,420
Proceeds from advances and notes payable	618,655	-	-
Net proceeds from related parties	293,309	-	-
Cash provided by financing activities	2,914,284	50,000	291,420

Effect of foreign exchange	17,694	(9,878)	(764)

Change in cash	25,551	(17,586)	56,413
Cash, beginning of period	-	43,137	4,429
Cash, end of period	25,551	25,551	60,842

Supplemental disclosure
Cash paid for interest	900	-	-
Cash paid for income taxes	-	-	-

Non-cash transactions
Common stock issued for services	44,000	-	-
Accrued expenditures on oil and gas properties	878,345	-	892,552
Note payable forgiven in assignment transaction	150,000	-	-
Settlement of related parties debt	85,500	-	-
Common stock issued as repayment of note payable	18,000	-	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2014
(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2014, the Company has not achieved profitable operations and has accumulated a deficit of $2,984,486.

As of May 31, 2014, nine Statements of Claim totaling $497,799 (CAD$541,086) are outstanding against the Company for non-payment of past due invoices. All nine Claims remaining are currently recorded as accounts payable.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

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

During the year ended February 28, 2014, net proceeds of $18,632 received from the sales of oil less direct costs of $35,565 was credited to the carrying value of the oil and gas properties.

As of May 31, 2014, the Company has incurred approximately $962,000 in exploration costs to drill, complete and equip the Test Well.

During the three months ended May 31, 2014, net proceeds of $4,239 received from the sales of oil less direct costs of $5,432 was credited to the carrying value of the oil and gas properties.

4. EQUIPMENT

	May 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	3,999	59,989

	February 28, 2014
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	3,199	60,789

 5. ADVANCES AND NOTES PAYABLE

At May 31, 2014, the Company had $568,400 (CAD$617,826) in short term note obligations to unrelated parties. The notes payable are unsecured, non-interest bearing and payable upon demand. $510,600 (CAD$555,000) of the notes may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

On December 5, 2013, the Company received a demand for the repayment of $510,600 (CAD$555,000) of the notes payable. The lender has demanded the repayment of $142,600 (CAD$155,000) by December 31, 2013 and the repayment of $368,000 (CAD$400,000) by March 31, 2014. As at the date of these financial statements, the amounts have not yet been repaid by the Company.

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

The undiscounted estimate of this liability was $46,000 (CAD$50,000) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 8.00% for a net present value of $32,583 (CAD$34,722) as at May 31, 2014.

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

On March 17, 2014, the Company completed a one for four reverse stock split of the issued and outstanding common stock.  All share and per share information in these financial statements has been retroactively restated to reflect the consolidation.

On April 25, 2014, the Company issued 100,000 common shares at a price of $0.50 per share. Gross proceeds from the private placement totaled $50,000.

8.      RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2014, the Company:

●	Incurred a total of $nil (May 31, 2013 - $38,197) in management fees to former directors and officers of the Company.
●	Incurred a total of $27,279 (May 31, 2013 - $nil) in management fees to a director and officer of the Company.
●	Incurred a total of $2,592 (May 31, 2013 - $nil) in consulting fees to a director and officer of the Company.

As at May 31, 2014, $36,000 (February 28, 2014 - $36,000) was owing to a former director and officer of the Company and have been included in accounts payable. As at May 31, 2014, $92,000 (February 28, 2014 - $66,913) was owing to a director and officer of the Company and has been included in accrued liabilities.  The amounts are non-interest bearing and unsecured.

All of the Company’s notes and advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	May 31, 2014	February 28, 2014
	$	$
Advances from a shareholder	10,500	10,500
Advances from a director and officer of the Company	62,053	62,053
Total	72,553	72,553

9.      CONTINGENCIES

As of May 31, 2014, nine Statements of Claim totaling $497,799 (CAD$541,086) are outstanding against the Company for non-payment of past due invoices. On May 2, 2013, five Claims totaling $133,259 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $88,204 (CAD$95,884) and were distributed to the vendors proportional to the amounts owed.

The Company has not yet resolved the remaining nine Statements of Claim. All remaining Claims are currently recorded as accounts payable.

On December 5, 2013, the Company received a demand for the repayment of $510,600 (CAD$555,000) of the notes payable. The lender has demanded the repayment of $142,600 (CAD$155,000) by December 31, 2013 and the repayment of $368,000 (CAD$400,000) by March 31, 2014. As at the date of these financial statements, the amounts have not yet been repaid by the Company.

10.      SUBSEQUENT EVENTS

In June 2014, the Company issued 200,000 common shares at a deemed price of $0.64 (CAD$0.70) per share to settle outstanding debt of $128,800 (CAD$140,000).

In June 2014, the Company issued 66,666 common shares at a price of $0.69 (CAD$0.75) per share for gross proceeds of $46,000 (CAD$50,000). Pursuant to the private placement, the Company paid a finder’s fee of $2,300 (CAD$2,500).

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

Effective March 17, 2014, we conducted a one-for-four reverse stock split of our issued and outstanding common stock. As a result, the number of the issued and outstanding common shares decreased from 111,586,705 shares to 27,896,684 shares. Our authorized capital of 750,000,000 shares of common stock with a par value of $0.001 was unchanged.

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

To earn the Working Interest, we were required to drill, complete, equip or abandon a test well on the Farmout Lands (“Test Well”). On March 14, 2012, we obtained operator status in the Province of Alberta. On April 4, 2012, the Alberta Energy Resources Conservation Board approved the transfer of the well license relating to the Test Well from Harvest to us.

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

On March 25, 2013, we completed the installation of permanent production facilities on our recently drilled Big Lake Compeer 4-32-33-02 W4M well. The well was horizontally drilled into the Viking formation. During drilling the well encountered light oil shows from the Viking formation. A ten stage multi-zone nitrogen aided fracture stimulation was made over the entire 1,000 metre long lateral section of the well. The well was initially tested in November 2012, however, due to high solution gas ratios, proper wellhead separation and fluid storage facilities needed to be installed. This was recently completed and the well was placed on production test at the end of the first week of March 2013, producing light (42° API) oil. Production rates have been variable as it is in early stages of testing. IP rates were in excess of 60 barrels of oil per day based upon short flow periods, and the well needs to be production tested for a longer period of time.

As of May 31, 2014, we have incurred approximately $962,000 in exploration costs to drill, complete and equip the Test Well. We also recorded $32,583 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the three months ended May 31, 2014, we generated revenues of $4,239 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $5,432 are credited to the carrying value of the oil and gas properties.

As of July 15, 2014, it is too early to provide stabilized production forecasts.

During fiscal 2015 we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2014 and 2013 which are included herein:

	For the three months ended
	May 31, 2014	May 31, 2013
Oil and gas sales	$4,239	$-
Expenses	$89,569	$84,542
Net income (loss)	$(89,569)	$(38,758)

Revenues

During the three month period ended May 31, 2014, we generated revenue of $4,239 (May 31, 2013 - $nil) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the three month period ended May 31, 2014 to $89,569 as compared to $84,542 during the three month period ended May 31, 2013.

The table below details the changes in major expenditures for the three months ended May 31, 2014 as compared to the corresponding three months ended May 31, 2013:

Expenses	Increase / Decrease in Expenses	Explanation for Change

Management fees	Decrease of $10,918	Decrease due to reduced number of officers and directors of the Company.

Consulting fees	Increase of $22,592	Increase due to consulting services related to investor relation and market awareness during the three months ended May 31, 2014.

Professional fees	Increase of $2,312	Increase due to more professional services used for corporate filings and accounting services.

Office, travel and general expenses	Decrease of $8,959	Decrease due to decrease in insurance, general office expenses, office rent, and travel expenses.

Liquidity and Capital Resources

Working Capital
	May 31, 2014	February 28, 2014
Current Assets	$59,357	$44,920
Current Liabilities	$1,788,419	$1,707,938
Working Capital (Deficiency)	$(1,729,062)	$(1,663,018)

We had cash of $25,551 and a working capital deficit of $1,729,062 as of May 31, 2014 compared to cash of $43,137 and working capital deficit of $1,663,018 as of February 28, 2014.

We anticipate general and administrative expenses will be similar during the current fiscal year compared to fiscal 2014.

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

Cash Flows
	Three months ended May 31, 2014	Three months ended May 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(58,900)	$(232,942)
Net Cash Provided by (Used in) Investing Activities	$(1,192)	$(1,301)
Net Cash Provided by (Used in) Financing Activities	$50,000	$291,420
Net Increase (Decrease) in Cash	$(17,586)	$56,413

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2014, compared to our cash used in operating activities for the three months ended May 31, 2013, decreased by $174,042, primarily due to a decrease in net loss from operations.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2014, compared to our cash used in investing activities for the three months ended May 31, 2013, decreased by $109 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2014, compared to our cash provided by financing activities for the three months ended May 31, 2013, decreased by $241,420 due to a decrease in common stock issued for cash.

Contractual Obligations

Our future contractual obligations as of May 31, 2014 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Due to related parties	$72,553	$72,553	—	—	—
Advances and notes payable	568,400	568,400	—	—	—
Total	$640,953	$640,953	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended May 31, 2014, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $89,569 during the three month period ended May 31, 2014, and approximately $2,984,486 from inception (July 9, 2004) through May 31, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2014 and no material weakness has been detected within our company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,984,486 as at May 31, 2014. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended May 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

By  /s/ Michael Caetano
Michael Caetano
Chief Executive Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer)

By  /s/ Robert Da Cunha
Robert Da Cunha
Chief Financial Officer
Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 15, 2014