Form 10-Q
period 2014-08-31
STRONGBOW RESOURCES INC.
filed 2014-10-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of October 15, 2014, there were 29,343,363 shares of common stock, par value $0.001, outstanding.

FINANCIAL STATEMENTS

AUGUST 31, 2014

(An Exploration Stage Company)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2014	February 28, 2014
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	12,718	43,137
Receivable	-	1,702
Prepaid expense and other	28,431	81
	41,149	44,920

Equipment	59,189	60,789

Oil and gas properties, full cost method	993,904	992,197
	1,094,242	1,097,906

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	807,170	984,288
Accrued liabilities	128,758	92,557
Due to related parties	86,349	72,553
Advances and notes payable	568,226	558,540
Derivative financial liabilities	41,528	-
	1,632,031	1,707,938

Asset retirement obligations	23,650	31,354
	1,655,681	1,739,292

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
28,343,363 common shares (27,121,684 at February 28, 2014)	20,234	19,787
Additional paid in capital	2,487,815	2,255,304
Accumulated other comprehensive loss	(58,473)	(21,560)
Deficit accumulated during the exploration stage	(3,011,015)	(2,894,917)
	(561,439)	(641,386)
	1,094,242	1,097,906

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from July 9, 2004 to August 31,	Three months ended August 31,		Six months ended August 31,
	2014	2014	2013	2014	2013
	$	$	$	$	$

General and administrative expenses
Consulting	597,988	7,631	-	30,223	-
Depreciation	4,799	800	800	1,600	1,600
Impairment of oil and gas property	913,215	-	-	-	-
Management fees	586,480	27,705	4,206	54,984	42,403
Office, travel and general	495,722	23,375	15,873	31,088	32,545
Professional fees	533,481	20,833	48,988	52,018	77,861

Loss from operations	(3,131,685)	(80,344)	(69,867)	(169,913)	(154,409)

Gain on settlement of debt	178,544	53,787	19,175	53,787	56,190
Interest expense	(41,627	28	-	28	-
Interest expense recovery	8,753	-	361	-	9,130
Loss on settlement of deposit	(25,000)	-	-	-	-
Net loss	(3,011,015)	(26,529)	(50,331)	(116,098)	(89,089)

Foreign currency translation	(58,473)	(10,830)	20,399	(36,913)	24,393

Comprehensive loss	(3,069,488)	(37,359)	(29,932)	(153,011)	(64,696)

Basic and diluted loss per share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of basic and
diluted common shares outstanding		28,234,523	27,421,176	28,085,718	27,285,850

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from July 9, 2004 to August 31,		Six months ended August 31,
	2014		2014	2013
	$		$	$

Cash flows used in operating activities
Net loss	(3,011,015)		(116,098)	(89,089)
Non-cash items
Gain from settlement of debt	(178,544)		(53,787)	(56,190)
Impairment of oil and gas property	913,215		-	-
Service fees paid in stock	44,000		-	-
Depreciation	4,799		1,600	1,600
Changes in non-cash working capital items
Receivable	-		1,702	84,036
Prepaid expenses	(28,432)		(28,350)	4,945
Accounts payable and accrued liabilities	252,625		17,325	(21,879)
Assignment of accrued expenses	25,271		-	-
Cash used in operating activities	(1,978,081)		(177,608)	(76,577)

Cash flows used in investing activities
Expenditures on oil and gas properties	(1,023,083)		(38,825)	(156,688)
Expenditures on equipment	(63,988		-	-
Cash used in investing activities	(1,087,071	0	(38,825)	(156,688)

Cash flows from financing activities
Common stock issued for cash	2,097,977		145,657	291,420
Proceeds from advances and notes payable	618,655		-	-
Net proceeds from related parties	307,105		13,796	1,709
Cash provided by financing activities	3,023,737		159,453	293,129

Effect of foreign exchange	54,133		26,561	10,608

Change in cash	12,718		(30,419)	70,472
Cash, beginning of period	-		43,137	4,429
Cash, end of period	12,718		12,718	74,901

Supplemental disclosure
Cash paid for interest	900		-	-
Cash paid for income taxes	-		-	-

Non-cash transactions
Common stock issued for services	44,000		-	-
Accrued expenditures on oil and gas properties	697,706		-	829,194
Note payable forgiven in assignment transaction	150,000		-	-
Settlement of related parties debt	85,500		-	-
Common stock issued as repayment of note payable	18,000		-	-
Common stock issued as settlement of accounts payable	128,828		128,828	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2014
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2014, the Company has not achieved profitable operations and has accumulated a deficit of $3,011,015.

As of August 31, 2014, eight Statements of Claim totaling $442,249 (CAD$480,862) are outstanding against the Company for non-payment of past due invoices. All eight Claims remaining are currently recorded as accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

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

As of August 31, 2014, the Company has incurred approximately $970,000 in exploration costs to drill, complete and equip the Test Well.

During the six months ended August 31, 2014, net proceeds of $4,272 received from the sales of oil less direct costs of $7,055 was credited to the carrying value of the oil and gas properties.

4.    EQUIPMENT

	August 31, 2014
	Cost		Accumulated Depreciation		Net Book Value
	$		$		$
Oil and gas equipment		63,988		4,799		59,189

	February 28, 2014
	Cost		Accumulated Depreciation		Net Book Value
	$		$		$
Oil and gas equipment		63,988		3,199		60,789

 5.      ADVANCES AND NOTES PAYABLE

At August 31, 2014, the Company had $568,226 (CAD$617,838) in short term note obligations to unrelated parties. The notes payable are unsecured, non-interest bearing and payable upon demand. $510,434 (CAD$555,000) of the notes may be used by the payee, in whole or in part, to offset any funding obligations incurred by the payee in connection with any existing or future farm-in/farm-out agreements with the Company.

On December 5, 2013, the Company received a demand for the repayment of $510,434 (CAD$555,000) of the notes payable. The lender has demanded the repayment of $142,554 (CAD$155,000) by December 31, 2013 and the repayment of $367,880 (CAD$400,000) by March 31, 2014. As at the date of these financial statements, the amounts have not yet been repaid by the Company.

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

The undiscounted estimate of this liability was $45,985 (CAD$50,000) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $23,650 (CAD$25,715) as at August 31, 2014.

7.      DERIVATIVE FINANCIAL LIABILITIES

$
Balance, February 28, 2014	-
Warrants issued	41,528
Balance, August 31, 2014	41,528

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following current market assumptions:

Volatility	196%
Risk-free interest rate	1.1%
Expected life	2.00 years
Dividend yeild	nil

8.     SHARE CAPITAL

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

In June 2014, the Company issued 200,000 common shares with a fair value of $0.64 (CAD$0.70) per share to settle outstanding debt of $128,828 (CAD$140,000).

In June 2014, the Company issued 66,666 common shares at a price of $0.69 (CAD$0.75) per share for gross proceeds of $46,000 (CAD$50,000). Pursuant to the private placement, the Company paid a finder’s fee of $2,343 (CAD$2,500).

In August 2014, the Company issued 80,000 units at a price of $0.65 per unit for gross proceeds of $52,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $1.50 for a period of two years.

Warrants

A summary of the share purchase warrants outstanding and exercisable at August 31, 2014 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
1.50	80,000	August 26, 2016

9.      RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2014, the Company

•	Incurred a total of $nil (August 31, 2013 - $42,403) in management fees to former directors and officers of the Company.
•	Incurred a total of $54,984 (August 31, 2013 - $nil) in management fees to a director and officer of the Company.
•	Incurred a total of $5,223 (August 31, 2013 - $nil) in consulting fees to a director and officer of the Company.

As at August 31, 2014, $36,000 (February 28, 2014 - $36,000) was owing to a former director and officer of the Company and have been included in accounts payable. As at August 31, 2014, $119,561 (February 28, 2014 - $66,913) was owing to a director and officer of the Company and has been included in accrued liabilities.  The amounts are non-interest bearing and unsecured.

All of the Company’s advances from related parties are non-interest bearing, unsecured, and payable upon demand. They consist of the following:

	31-Aug-14		28-Feb-14
	$		$
Advances from a shareholder		10,500		10,500
Advances from a director and officer of the Company		75,849		62,053
Total		86,349		72,553

10.      CONTINGENCIES

On December 5, 2013, the Company received a demand for the repayment of $510,434 (CAD$555,000) of the notes payable. The lender has demanded the repayment of $142,554 (CAD$155,000) by December 31, 2013 and the repayment of $367,880 (CAD$400,000) by March 31, 2014. As at the date of these financial statements, the amounts have not yet been repaid by the Company.

During the six months ended August 31, 2014, the Company settled $220,054 (CAD$240,128) of debt for an aggregate settlement amount of $163,577 (CAD$178,500) with three vendors and recognized a gain on the settlement of $53,787 net of GST of $2,690.

As of August 31, 2014, eight Statements of Claim totaling $422,249 (CAD$480,862) are outstanding against the Company for non-payment of past due invoices. On May 2, 2013, five Claims totaling $133,259 (CAD$144,847) were ruled by the Court of Queen’s Bench of Alberta and resulted in garnishment of the Company’s deposit account of $88,204 (CAD$95,884) and were distributed to the vendors proportional to the amounts owed.

Subsequent to year end, a settlement was reached with one of the parties.  The Company has not yet resolved the remaining seven Statements of Claim. All remaining Statements of Claim are recorded as accounts payable.

11.      SUBSEQUENT EVENTS

In September 2014, the Company settled $132,381 (CAD$143,939) of debt for an aggregate settlement amount of $36,831 (CAD$40,047) with two vendors resulting in a gain on the settlement of $91,000 (CAD$98,945) net of GST of $4,550 (CAD$4,947).

In September 2014, the Company issued 1,000,000 units at a price of $0.65 per unit for gross proceeds of $650,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $1.00 for a period of three years. Pursuant to the private placement, the Company paid a finder’s fee of $39,000.

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

Our Current Business

As of August 31, 2014, we have incurred approximately $970,000 in exploration costs to drill, complete and equip the Test Well. We also recorded $23,650 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the six months ended August 31, 2014, we generated revenues of $4,272 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $7,055 are credited to the carrying value of the oil and gas properties.

As of October 15, 2014, it is too early to provide stabilized production forecasts.

Non-Binding Letter of Intent

In July 2014, we entered into a non-binding letter of intent (“LOI”) with Canadian Chamber of Commerce in South China (the “Investor”) for an investment of up to $75 million in our company. The Investor is working with us to identify two new projects and provide the capital needed by us to acquire and develop those projects and develop our existing Compeer project. The $75 million would be disbursed in three phases.

Phase 1 would be an investment of $10 million for Project A, which is anticipated to consist of acquiring production, production enhancement, re-entry and infill drilling. Phase 2 would be an investment of $30 million for Project B, which is anticipated to be the acquisition of a larger scale project than Project A. The final phase 3 would be an investment of $35 million to develop the 8 sections (5,120 acres) of our current Compeer asset in Alberta.

As of October 15, 2014, we are working on the evaluation after each phase to determine a fair market price for the investment in order to reduce dilution to the current shareholders of our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor.

During fiscal 2015, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month period ended August 31, 2014 and 2013 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Oil and gas sales	$4,272	$18,784	$4,272	$18,784
Expenses	$80,344	$69,867	$169,913	$154,409
Net Loss	$(26,529)	$(50,331)	$(116,098)	$(89,089)

Revenues

During the six month period ended August 31, 2014, we generated revenue of $4,272 (August 31, 2013 - $18,784) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the six month period ended August 31, 2014 to $169,913 as compared to $154,409 during the six month period ended August 31, 2013.

The table below details the changes in major expenditures for the six months ended August 31, 2014 as compared to the corresponding six months ended August 31, 2013:

Expenses	Increase / Decrease in Expenses	Explanation for Change

Consulting fees	Increase of $30,223	Increase due to consulting services related to investor relation and market awareness during the six months ended August 31, 2014.

Management fees	Increase of $12,581	Increase due to compensation to management of our company.

Office, travel and general expenses	Decrease of $1,457	Decrease due to decrease in insurance, general office expenses, office rent, and travel expenses.

Professional fees	Decrease of $25,843	Decrease due to less professional services used for corporate filings, accounting, and professional services.

Liquidity and Capital Resources

Working Capital

	August 31, 2014	February 28, 2014
Current Assets	$41,149	$44,920
Current Liabilities	$1,632,031	$1,707,938
Working Capital (Deficiency)	$(1,590,882)	$(1,663,018)

We had cash of $12,718 and a working capital deficit of $1,590,882 as of August 31, 2014 compared to cash of $43,137 and working capital deficit of $1,663,018 as of February 28, 2014.

We anticipate general and administrative expense will be similar during the current fiscal year compared to fiscal 2014.

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

Cash Flows

	Six months ended August 31, 2014	Six months ended August 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(177,608)	$(76,577)
Net Cash Provided by (Used in) Investing Activities	$(38,825)	$(156,688)
Net Cash Provided by (Used in) Financing Activities	$159,453	$293,129
Net Increase (Decrease) in Cash	$(30,419)	$70,472

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2014, compared to our cash used in operating activities for the six months ended August 31, 2013, increased by $101,031, primarily due to an increase in net loss from operations.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2014, compared to our cash used in investing activities for the six months ended August 31, 2013, decreased by $117,863 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2014, compared to our cash provided by financing activities for the six months ended August 31, 2013, decreased by $133,676 due to a decrease in common stock issued for cash.

Contractual Obligations

Our future contractual obligations as of August 31, 2014 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Due to related parties	$86,349	$86,349	—	—	—
Advances and notes payable	568,226	568,226	—	—	—
Total	$654,575	$654,575	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2014, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $116,098 during the six month period ended August 31, 2014, and approximately $3,011,015 from inception (July 9, 2004) through August 31, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2014 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
A Statement of Claim was filed February 14, 2013, whereby the Plaintiff is suing the Defendant for the sum of $133,844.64 representing the unpaid invoice purchasing certain oil and gas related tubular goods from the Plaintiff. In September 2014, the Company settled the amount owing of $133,844.64 for a settlement amount of $35,000 with the Plaintiff. The Court acknowledged that the default judgment has been satisfied on September 10, 2014.

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
A Statement of Claim was filed August 12, 2013, whereby the Plaintiff is suing the Defendants for the sum of $74,563.89 representing the amount owing for well-site supervision provided by the Plaintiff. In July 2014, the Company settled the amount owing of $74,563.89 for a settlement amount of $35,000 with the Plaintiff. The Plaintiff filed a discontinuance of Claim with the Court on August 26, 2014.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,011,015 as at August 31, 2014. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

In July 2014, we entered into a non-binding LOI with the Investor for an investment of up to $75 million in our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor. We may be unable to obtain any funding from the Investor, which would impact our ability to execute our business plan.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the six month period ended August 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

STRONGBOW RESOURCES INC.

Date: October 15, 2014	By:	/s/ Michael Caetano
Michael Caetano
Chief Executive Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer)

/s/ Robert Da Cunha
Robert Da Cunha
Chief Financial Officer
Director
(Principal Financial Officer and Principal Accounting Officer)