Form 10-Q
period 2014-11-30
STRONGBOW RESOURCES INC.
filed 2015-01-14
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of January 14, 2015, there were 29,881,824 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(An Exploration Stage Company)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2014	February 28, 2014
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	67,562	43,137
Receivable	-	1,702
Prepaid expense and other	25,700	81
Due from related party	26,349	-
Note receivable	25,000	-
	144,611	44,920

Equipment	67,406	60,789
Oil and gas properties, full cost method	993,538	992,197
	1,205,555	1,097,906

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	548,525	984,288
Accrued liabilities	153,703	92,557
Due to related parties	10,500	72,553
Advances and notes payable	21,958	558,540
Derivative financial liabilities	419,329	-
	1,154,015	1,707,938

Asset retirement obligations	23,124	31,354
	1,177,139	1,739,292

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
29,881,824 common shares (27,121,684 at February 28, 2014)	21,772	19,787
Additional paid in capital	3,030,598	2,255,304
Accumulated other comprehensive loss	(59,113)	(21,560)
Deficit accumulated during the exploration stage	(2,964,841)	(2,894,917)
	28,416	(641,386
	1,205,555	1,097,906

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from July 9, 2004 to November 30,	Three months ended November 30,		Nine months ended November 30,
	2014	2014	2013	2014	2013

General and administrative expenses
Consulting	$637,650	$39,662	$-	$69,885	$-
Depreciation	5,713	914	800	2,514	2,400
Impairment of oil and gas property	913,215	-	-	-	-
Management fees	611,983	25,503	(115)	80,487	42,288
Office, travel and general (recovery)	489,602	(6,120)	8,711	24,968	41,256
Professional fees	564,280	30,799	53,812	82,817	131,673
Total general and administrative expenses	(3,222,443)	(90,758)	(63,208)	(260,671)	(217,617)

Loss from operations	(3,222,443)	(90,758)	(63,208)	(260,671)	(217,617)

Gain on settlement of debt	311,891	133,347	95,424	187,134	151,614
Loss on settlement of notes payable	(62,280)	(62,280)	-	(62,280)	-
Interest income (expense)	(41,562)	65	(232)	93	(207)
Gain on fair value adjustment of derivative financial liabilities	65,800	65,800	-	65,800	-
Interest expense recovery	8,753	-	-	-	9,105
Loss on settlement of deposit	(25,000)	-	-	-	-
Net income (loss)	(2,964,841)	46,174	31,984	(69,924)	(57,105)

Foreign currency translation	(59,113)	(640)	17,910	(37,553)	42,303
Comprehensive income (loss)	(3,023,954)	45,534	49,894	(107,477)	(14,802)

Basic income (loss) per share		0.00	0.00	(0.00)	(0.00)

Weighted average number of basic
common shares outstanding		29,569,905	27,501,396	28,576,849	27,357,176

Diluted income (loss) per share		0.00	0.00	(0.00)	(0.00)

Weighted average number of diluted
common shares outstanding		30,627,927	27,501,396	28,929,868	27,357,176

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from July 9, 2004 to November 30,	Nine months ended November 30,
	2014	2014	2013

Cash flows used in operating activities
Net loss	$(2,964,841)	$(69,924)	$(57,105)
Non-cash items
Gain on settlement of debt	(311,891)	(187,134)	(151,614)
Loss on settlement of notes payable	62,280	62,280	-
Impairment of oil and gas property	913,215	-	-
Gain on fair value adjustment of derivative financial liabilities	(65,800)	(65,800)	-
Service fees paid in stock	44,000	-	-
Depreciation	5,713	2,514	2,400
Changes in non-cash working capital items
Receivable	-	1,702	99,271
Prepaid expenses	(28,432)	(28,350)	6,916
Accounts payable and accrued liabilities	175,838	(59,462)	(74,714)
Assignment of accrued expenses	25,271	-	-
Cash used in operating activities	(2,144,647)	(344,174)	(174,846)

Cash flows used in investing activities
Expenditures on oil and gas properties	(1,114,340)	(130,082)	(164,608)
Expenditures on equipment	(73,119)	(9,131)	-
Cash used in investing activities	(1,187,459)	(139,213)	(164,608)

Cash flows from financing activities
Common stock issued for cash	2,708,977	756,657	291,420
Advances to note receivable	(25,000)	(25,000)	-
Proceeds from (repayments of) advances and notes payable	441,130	(177,525)	23,518
Net proceeds from (to) related parties	204,907	(88,402)	3,432
Cash provided by financing activities	3,330,014	465,730	318,370

Effect of foreign exchange	69,654	42,082	21,337

Change in cash	67,562	24,425	253
Cash, beginning of period	-	43,137	4,429
Cash, end of period	67,562	67,562	4,682

Supplemental disclosure
Cash paid for interest	900	-	-
Cash paid for income taxes	-	-	-

Non-cash transactions
Common stock issued for services	44,000	-	-
Accrued expenditures on oil and gas properties	419,476	-	-
Note payable forgiven in assignment transaction	150,000	-	-
Settlement of related parties debt	85,500	-	-
Common stock issued as repayment of note payable	394,923	376,923	-
Common stock issued as settlement of accounts payable	128,828	128,828	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2014
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company is in the exploration stage and focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2014, the Company has not achieved profitable operations and has accumulated a deficit of $2,964,841.

As of November 30, 2014, one Statement of Claim totaling $247,037 (CAD$281,267) is outstanding against the Company for non-payment of past due invoices. The Claim remaining is currently recorded as accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

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

As of November 30, 2014, the Company has incurred approximately $970,400 in exploration costs to drill, complete and equip the Test Well.

During the nine months ended November 30, 2014, net proceeds of $10,198 received from the sales of oil less direct costs of $13,142 was added to the carrying value of the oil and gas properties.

4.    EQUIPMENT

	November 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	73,119	5,713	67,406

	February 28, 2014
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	63,988	3,199	60,789

5.      NOTE RECEIVABLE

On September 24, 2014, the Company accepted a promissory note of $25,000 from an unrelated party in exchange for a demand loan of $25,000. As at November 30, 2014, the Company had $25,000 in note receivable. The note receivable is unsecured, non-interest bearing and payable upon demand.

6.      ADVANCES AND NOTES PAYABLE

As at November 30, 2014, the Company had $21,958 (CAD$25,000) in short term note obligation to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

On October 16, 2014, the Company paid $177,525 (CAD$200,000) and issued 538,461 common shares of the Company at a fair value of $0.70 (CAD$0.79) per share as full and final payment to settle the notes payable of $555,000. As a result of the settlement, the Company recorded a loss on settlement of debt totalling $62,280 (CAD$69,641).

7.      ASSET RETIREMENT OBLIGATIONS

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

The undiscounted estimate of this liability was $43,915 (CAD$50,000) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $23,124 (CAD$26,328) as at November 30, 2014.

8.      DERIVATIVE FINANCIAL LIABILITIES

Balance, February 28, 2014	-
Warrants issued	$485,129
Fair value adjustment	(65,800)
Balance, November 30, 2014	419,329

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following current market assumptions:

Volatility	109%
Risk-free interest rate	1.11%
Expected life	2.68 years
Dividend yield	nil

9.     SHARE CAPITAL

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

In October 2014, the Company issued 538,461 common shares with a fair value of $0.70 per share to settle notes payable of $315,107 (CAD$355,000).

Warrants

A summary of the share purchase warrants outstanding and exercisable at November 30, 2014 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
1.50	80,000	August 22, 2016
1.00	1,000,000	September 3, 2017

10.      RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2014, the Company

●	Incurred a total of $nil (November 30, 2013 - $42,288) in management fees to former directors and officers of the Company.
●	Incurred a total of $80,487 (November 30, 2013 - $nil) in management fees to a director and officer of the Company.
●	Incurred a total of $7,646 (November 30, 2013 - $nil) in consulting fees to a director and officer of the Company.

As at November 30, 2014, $36,000 (February 28, 2014 - $36,000) was owing to a former director and officer of the Company and have been included in accounts payable. As at November 30, 2014, $140,528 (February 28, 2014 - $66,913) was owing to a director and officer of the Company and has been included in accrued liabilities.  The amounts are non-interest bearing and unsecured.

The Company also advanced $26,349 (CAD$30,000) (February 28, 2014 - $nil) to a director and officer of the Company in which is shown as due from related parties.

Advances from related parties consist of the following:

	November 30, 2014	February 28, 2014
	$	$
Advances from a shareholder	10,500	10,500
Advances from a director and officer of the Company	-	62,053
Total	10,500	72,553

All of the Company’s advances from (to) related parties are non-interest bearing, unsecured, and payable upon demand.

11.      CONTINGENCIES

During the nine months ended November 30, 2014, the Company settled $900,916 (CAD$1,007,398) of debt and note payable for an aggregate settlement amount of $767,699 (CAD$858,436) with various vendors and recognized a net gain on settlement of $124,854 net of GST of $8,363.

As of November 30, 2014, one Statement of Claim totaling $247,037 (CAD$281,267) are outstanding against the Company for non-payment of past due invoices. The Company has not yet resolved the remaining Statement of Claim and the remaining Statement of Claim are recorded as accounts payable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This interim report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

●	our beliefs regarding the future of our competitors;

●	our future capital expenditures;

●	our future exploration programs and results; and

●	our expectation that we will be able to raise capital when we need it, including pursuant to the LOI with the Investor.

Assumptions in respect of forward-looking statements have been made regarding, among other things:

●	volatility in market prices for oil and natural gas;

●	volatility in exchange rates;

●	liabilities inherent in oil and natural gas operations;

●	changes or fluctuations in production levels;

●	unexpected adverse weather conditions;

●	stock market volatility and market valuation of our common shares;

●	uncertainties associated with estimating oil and natural gas reserves;

●	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

●	incorrect assessments of the value of exploration and development programs;

●	geological, technical, drilling, production and processing problems;

●	changes in legislation, including changes in tax laws, royalty rates and incentive programs relating to the oil and natural gas industry; and

●	our ability to raise capital.

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

Our Current Business

As of November 30, 2014, we have incurred approximately $970,400 in exploration costs to drill, complete and equip the Test Well. We also recorded $23,124 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the nine months ended November 30, 2014, we generated revenues of $10,198 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $13,142 was added to the carrying value of the oil and gas properties.

As of January 14, 2015, it is too early to provide stabilized production forecasts.

Non-Binding Letter of Intent

In July 2014, we entered into a non-binding letter of intent (“LOI”) with Canadian Chamber of Commerce in South China (the “Investor”) for an investment of up to $75 million in our company. The Investor is working with us to identify two new projects and provide the capital needed by us to acquire and develop those projects and develop the existing Compeer project. The $75 million would be disbursed in three phases.

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

As of January 14, 2015, we are working on the evaluation after each phase to determine a fair market price for the investment in order to reduce dilution to the current shareholders of our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor.

During fiscal 2015, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month period ended November 30, 2014 and 2013 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Oil and gas sales	$6,029	$-	$10,198	$18,733
Expenses	$90,758	$63,208	$260,671	$217,617
Net income (loss)	$46,174	$31,984	$(69,924)	$(57,105)

Revenues

During the nine month period ended November 30, 2014, we generated revenue of $10,198 (November 30, 2013 - $18,733) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the nine month period ended November 30, 2014 to $260,671 as compared to $217,617 during the nine month period ended November 30, 2013.

The table below details the changes in major expenditures for the nine months ended November 30, 2014 as compared to the corresponding nine months ended November 30, 2013:

Expenses	Increase / Decrease in Expenses	Explanation for Change

Consulting fees	Increase of $69,885	Increase due to consulting services related to investor relation, market awareness, and oil and gas property during the nine months ended November 30, 2014.

Management fees	Increase of $38,199	Increase due to compensation to management of the Company beginning August 2013.

Office, travel and general expenses	Decrease of $16,288	Decrease due to decrease in insurance, general office expenses, office rent, and travel expenses.

Professional fees	Decrease of $48,856	Decrease due to less professional services used for corporate filings, accounting, and professional services.

Liquidity and Capital Resources

Working Capital
	November 30, 2014	February 28, 2014
Current Assets	$144,611	$44,920
Current Liabilities	$1,154,015	$1,707,938
Working Capital (Deficiency)	$(1,009,404)	$(1,663,018)

We had cash of $67,562 and a working capital deficit of $1,009,404 as of November 30, 2014 compared to cash of $43,137 and working capital deficit of $1,663,018 as of February 28, 2014.

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

Cash Flows
	Nine months ended November 30, 2014	Nine months ended November 30, 2013
Net Cash Provided by (Used in) Operating Activities	$(344,174)	$(174,846)
Net Cash Provided by (Used in) Investing Activities	$(139,213)	$(164,608)
Net Cash Provided by (Used in) Financing Activities	$465,730	$318,370
Net Increase in Cash	$24,425	$253

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2014, compared to our cash used in operating activities for the nine months ended November 30, 2013, increased by $169,328, primarily due to an increase in non-cash working capital items and net loss from operations.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2014, compared to our cash used in investing activities for the nine months ended November 31, 2013, decreased by $25,395 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2014, compared to our cash provided by financing activities for the nine months ended November 30, 2013, increased by $147,360 due to a increase in common stock issued for cash.

Contractual Obligations

Our future contractual obligations as of November 30, 2014 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Due to related parties	$10,500	$10,500	—	—	—
Advances and notes payable	21,958	21,958	—	—	—
Total	$32,458	$32,458	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2014, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $69,924 during the nine month period ended November 30, 2014, and approximately $2,964,841 from inception (July 9, 2004) through November 30, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2014 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
A Statement of Claim was filed on December 28, 2012, whereby the Plaintiff is suing the Defendant for the sum of $41,740.00 representing the amount owing for the Plaintiff for moving a drilling rig and related equipment. There was a Noting in Default filed January 24, 2013 to notify the Defendant that it has not filed a Statement of Defence and consequently is noted in default. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $26,654.01 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account.  In September 2014, the Company settled the remaining amount owing of $15,910.39 for a settlement amount of $3,278.44 with the Plaintiff.

Court of Queen's Bench of Alberta	January 8, 2013	Plaintiff: Isolation Equipment Services Inc.; Defendant: Strongbow Resources Inc. operating under the assumed name Big Lake Energy Inc.
A Statement of Claim was filed January 8, 2013, whereby the Plaintiff is suing the Defendant for the sum of $37,629.37 representing the unpaid services provided by the Plaintiff. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $24,331.93 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account. In October 2014, the Company settled the remaining amount owing of $14,524.28 for a settlement amount of $4,357.28 with the Plaintiff.

Court of Queen's Bench of Alberta	January 23, 2013	Plaintiff: Rockwell Servicing Partnership and Enhanced Petroleum Services Partnership; Defendant: Big Lake Energy Ltd.
A Statement of Claim was filed on January 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of $42,656.72 representing the outstanding amount owing to the Defendant for services and equipment provided to the Plaintiff as per numerous agreements. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $38,878.71 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account. In October 2014, the Company settled the remaining amount owing of $14,951.53 for a settlement amount of $2,980 with the Plaintiff.

Court of Queen's Bench of Alberta	January 24, 2012	Plaintiff: PE Ben Oilfield Services L.P.; Defendant: Strongbow Resources Inc. operating as Big Lake Energy Ltd.
A Statement of Claim was filed on January 24, 2013, whereby the Plaintiff is suing the Defendant for the sum of $7,459.88 representing the amount owing for loading and transporting material and equipment provided by the Plaintiff to the Defendant, at the request of the Defendant. A garnishee summons issued on May 2, 2013 for $145,296.96 whereas the Plaintiff intends to garnish the Defendants’ deposit accounts. The sum of $6,009.14 was distributed to the Plaintiff through $95,883.79 garnished from the Company’s bank account. In November 2014, the Company settled the remaining amount owing of $3,587 for a settlement amount of $1,500.00 with the Plaintiff.

Court of Queen's Bench of Alberta	February 14, 2013	Plaintiff: Pacrim Steel ULC; Defendant: Big Lake Energy Ltd. and Strongbow Resources Inc. carrying on business as Big Lake Energy Ltd.
A Statement of Claim was filed February 14, 2013, whereby the Plaintiff is suing the Defendant for the sum of $133,844.64 representing the unpaid invoice purchasing certain oil and gas related tubular goods from the Plaintiff. In September 2014, the Company settled the amount owing of $133,844.64 for a settlement amount of $35,000 with the Plaintiff. The Court acknowledged that the default judgment has been satisfied on September 10, 2014. In September 2014, the Company settled the amount owing of $133,844.64 for a settlement amount of $35,000.00 with the Plaintiff.

Court of Queen's Bench of Alberta	July 4, 2013	Plaintiff: Casper’s Picker Service Ltd.; Defendant: Strongbow Resources Inc., formerly known as Big Lake Energy Ltd.
A Statement of Claim was filed July 4, 2013, whereby the Plaintiff is suing the Defendant for the sum of $16,285.82 representing the amount owing for loading and transporting material and equipment provided by the Plaintiff to the Defendant, at the request of the Defendant. In October 2014, the Company settled the amount owing of $16,776.99 for a settlement amount of $10,750.00 with the Plaintiff.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,964,841 as at November 30, 2014. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the nine month period ended November 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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
10.2
Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014.)

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

STRONGBOW RESOURCES INC.

By:	/s/ Michael Caetano
Michael Caetano
Chief Executive Officer President, Secretary, Treasurer and Director (Principal Executive Officer)

Date: January 14, 2015	By:	/s/ Robert Da Cunha
Robert Da Cunha
Chief Financial Officer Director (Principal Financial Officer and Principal Accounting Officer)