Form 10-K
period 2015-02-28
STRONGBOW RESOURCES INC.
filed 2015-06-02
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2015

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

16,560,029 shares of common stock at a price of $0.70 per share for an aggregate market value of $11,592,020.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 29, 2015, there were 29,881,824 shares of common stock outstanding.

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

During October 2007, we amended our articles of incorporation to increase the number of our authorized common shares from 75,000,000 to 750,000,000 and to forward stock split our common stock on a 10-for-1 basis. The stock split was based on market conditions and upon a determination by our Board of Directors that the stock split was in our best interests and in the best interests of our shareholders.

On February 28, 2012, we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of Alberta, Canada. On June 5, 2013, we adopted the assumed name of Big Lake Energy Ltd. for use in the Province of British Columbia, Canada. On February 27, 2014, we registered under the name of Strongbow Resources Inc. in the Province of Saskatchewan, Canada.

Effective March 17, 2014, we conducted a one for four reverse stock split of our issued and outstanding common stock.  As a result, the number of the issued and outstanding common shares decreased from 111,586,705 Shares to 27,896,676 Shares. Our authorized capital of 750,000,000 shares of common stock with a par value of $0.001 was unchanged.

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

As of February 28, 2015, we recognized no revenue and we had a carrying value of approximately $787,000 in exploration costs to drill, complete and equip the Test Well, net of impairment charges recorded in prior years. As at February 28, 2015, we recorded $21,515 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the year ended February 28, 2015, we generated revenues of $9,107 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $24,717 are added to the carrying value of the oil and gas properties.

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

As of May 29, 2015, we are working on the evaluation after each phase to determine a fair market price for the investment in order to reduce dilution to the current shareholders of our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor.

Future Development Costs

During fiscal 2016 we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 32 additional wells (Including 16 Potential reserve category wells) at approximately $1,200,000 per well. Early estimates indicate the costs to perform the work outlined in our business plan would range from $37 million to $40 million.

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

Employees

As at May 29, 2015, we have one full-time employee. In addition, we also use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,028,748 as at February 28, 2015. We may not be able to generate significant revenues in the future.  As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our administrative office is located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. This office is provided at no cost by our largest shareholder under a non-binding verbal understanding. Our operational office is located at 67 East 5th Avenue, Vancouver, British Columbia, Canada V5T 1G7.

Property

Reserves

Apex Energy Consultants Inc. ("Apex") has prepared a report dated April 27, 2015 (the "Apex 2015 Report"), in which it has evaluated as at March 31, 2015 the oil and natural gas reserves attributable to our principal properties.

The following table discloses our gross and net proved reserves, estimated using forecast prices and costs, by product type. "Forecast prices and costs" means future prices and costs used by Apex in the Apex Report that are generally accepted as being a reasonable outlook of the future, or fixed or currently determinable future prices or costs to which we are bound.

Oil and Gas Reserves Summary

VOLUMES IN IMPERIAL UNITS
	Oil		Natural Gas
					Associated and
	Light, Medium, Shale		Solution		Non-Associated		Total BOE *

	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	Mstb	Mstb	MMcf	MMcf	MMcf	MMcf	Mboe	Mboe
Proved Producing	24	21	0.0	0.0	0.0	0.0	24	21
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	24	21	0.0	0.0	0.0	0.0	24	21
Probable	104	88	0.0	0.0	0.0	0.0	104	88
Proved plus Probable	128	109	0.0	0.0	0.0	0.0	128	109
Possible	414	353	0.0	0.0	0.0	0.0	414	353
Proved plus Probable plus Possible	542	462	0.0	0.0	0.0	0.0	542	462

VOLUMES IN METRIC UNITS

					Associated and
	Light, Medium, Shale		Solution		Non-Associated		Total BOE *

	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	E3M3	E3M3	103 M3	103M3	103M3	103M3	E3M3Boe	E3M3Boe
Proved Producing	3.9	3.3	0.0	0.0	0.0	0.0	3.9	3.3
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped reserves	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	3.9	3.3	0.0	0.0	0.0	0.0	3.9	3.3
Probable	16.4	14.0	0.0	0.0	0.0	0.0	16.4	14.0
Proved plus Probable	20.3	17.3	0.0	0.0	0.0	0.0	20.3	17.3
Possible	65.8	56.1	0.0	0.0	0.0	0.0	65.8	56.1
Proved plus Probable plus Possible	86.1	73.4	0.0	0.0	0.0	0.0	86.1	73.4

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

	Before Income Taxes										After Income Taxes

		0%		5%		10%		15%		20%		0%		5%		10%		15%		20%
RESERVES CATEGORY	$	M	$	M	$	M	$	M	$	M	$	M	$	M	$	M	$	M	$	M
Producing		996		850		736		646		574		996		850		736		646		574
Proved Developed Non-Producing		0		0		0		0		0		0		0		0		0		0
Proved Undeveloped		0		0		0		0		0		0		0		0		0		0
Proved		996		850		736		646		574		996		850		736		646		574
Probable		1931		915		253		-185		-478		1931		915		253		-185		-478
Proved plus Probable		2927		1,765		989		461		96		2927		1,765		989		461		96
Possible		18,483		8,822		2,581		-1,510		-4,212		18,483		8,822		2,581		-1,510		-4,212
Proved plus Probable plus Possible		21,410		10,587		3,569		-1,049		-4,116		21,410		10,587		3,569		-1,049		-4,116

The following two tables provide additional information regarding the future net revenue attributable to total proved reserves outlined in the previous table. This table discloses, in the aggregate, certain elements of our future net revenue attributable to our proved reserves and our proved plus probable reserves, estimated using forecast prices and costs, and calculated without discount.

	Revenue		Royaltie s		Op. Costs		Cap. Costs		Well Aband Costs		Future Net Revenue Bef. Inc. Taxes		Income Taxes		Future Net Revenue After Income Taxes
RESERVES CATEGORY	$	M	$	M	$	M	$	M	$	M	$	M	$	M	$	M
Producing		1,732		249		430		0		58		996		0		0
Proved Developed Non- Producing		0		0		0		0		0		0		0		0
Proved Undeveloped		0		0		0		0		0		0		0		0
Proved		1,732		249		430				58		996		0		0
Probable		8,950		1,321		1,832		3,682		184		1,931		0		0
Proved plus Probable		10,682		1,570		2,262				242		2,927		0		0
Possible		36,618		5,425		7,363		14,811		740		8,279		0		0
Proved plus Probable plus Possible		47,300		6,994		9,625		18,494		982		11,206		0		0

This table discloses, by production group, the net present value of our future net revenue attributable to our proved and our proved plus probable reserves, before deducting future income tax expenses, estimated using forecast prices and costs, and calculated using a 10 percent discount rate.

	Future Net Revenues Before Income Taxes (discounted at 10%)
RESERVES CATEGORY	$	M
Producing		736
Proved Developed Non-Producing		0
Proved Undeveloped		0
Proved		736
Probable		253
Proved plus Probable		989
Possible		2,581
Proved plus Probable plus Possible		3,569

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

The term "Boe" may be misleading, particularly if used in isolation. A Boe conversion ratio of six thousand cubic feet of natural gas to barrels of oil (6 Mcf: 1 Bbl) is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead. Given the value ratio based on the current price of crude oil as compared to natural gas is significantly different from the energy equivalency of 6 Mcf :1 Bbl, utilizing a conversion ratio at 6 Mcf: 1 Bbl may be misleading as an indication of value.

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

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 28, 2015.

Apex Energy February 2015 Price assumptions were used to determine cash flows in the non- fixed price tables.  For the fixed price Tables the oil price was fixed at $47.22/bbl.

Price Assumptions
	BRENT	Edmonton Light ((Alberta))	Compeer Price Differential	Apex Escalated Oil Price	AECO ((Alberta))
Effective Date	US$/bbl	$/bbl	$/bbl	$/bbl	$/Mcf
2015	50.22	50.00	$2.00	$48.00	3.32
2016	55.00	52.22	$2.03	$50.19	3.71
2017	74.00	76.11	$2.06	$74.05	3.90
2018	78.00	80.56	$2.09	$78.47	4.47
2019	85.00	88.34	$2.12	$86.22	5.05
2020	89.00	92.44	$2.15	$90.29	5.13
2021	91.00	94.59	$2.19	$92.40	5.22
2022	93.00	96.75	$2.22	$94.53	5.31
2023	94.50	98.35	$2.25	$96.10	5.40
2024	95.20	100.31	$2.29	$98.02	5.49
2025	96.30	102.32	$2.32	$100.00	5.58
2026	98.17	104.37	$2.36	$102.01	5.67
2027	100.07	106.45	$2.39	$104.06	5.75
2028	102.01	108.58	$2.43	$106.15	5.84
2029	103.99	110.75	$2.46	$108.29	5.93
2030	106.11	112.97	$2.50	$110.47	6.02
2031	108.07	115.23	$2.54	$112.69	6.11
2032	110.17	117.53	$2.58	$114.95	6.20

Proved undeveloped reserves and Probable Reserves.

We have no proved undeveloped reserves as at February 28, 2015.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 28, 2015, including proved undeveloped reserves converted into proved developed reserves.

The proved producing reserves found during the year were previously in the “prospective resource” category of classification according to the Canadian Oil and Gas Handbook.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

Our net probable reserves are 87,400 Bbls of oil.  This was assumed by Apex to be the additional reserves to be developed in section 29-33-2W4 by drilling on a normal 4 horizontal well per section drilling pattern. This is the same as the 87,400 Bbls booked in 2014.

One producing well was drilled Big Lake Compeer 100/04-32-033-02W4/00 in the fiscal year ending February 28, 2013.  As a result of this well, our proved producing reserves went from nil to 30,000 Bbls of oil and 125.9 MMcf net last year to us.

Oil and gas production, production prices and production costs.

We have not had any oil sales or production during the years ended February 28, 2012 and 2013.

During the year ended February 28, 2014, we generated revenues of $18,632 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $35,565 are added to the carrying value of the oil and gas properties.

During the year ended February 28, 2015, we generated revenues of $9,107 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $24,717 are added to the carrying value of the oil and gas properties.

As of May 29, 2015, it is too early to provide stabilized production forecasts.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive well in the Compeer area of eastern Alberta in the fiscal year ending February 28, 2015.  There was no previous drilling or exploratory activities.

The Test Well was spudded on May 27, 2012 and was drilled vertically 905 meters (2,977 feet) into the Bakken formation. We cut two full bore cores, one from each of the Viking and Bakken formations, and also ran a drill stem test in the Viking formation. The plug samples taken from the Viking formation exhibited strong oil fluorescence indicating light oil and had between 16% and 23% porosity in the samples. We estimate the net sand pay in the well is approximately 5 meters (16.45 feet). The Bakken formation was found to be uneconomic and was abandoned. Based on our evaluation, we elected to drill a horizontal leg to the Test Well running 1,045 meters (3,435 feet) into the Viking formation. The total depth drilled in the Test Well met the contract depth requirements under the Agreement. Initial production from the Test Well has been limited by a higher than expected gas solution content. It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. Stabilized production was not seen in the 4-32 well until September 2013. As of February 2015, the production was 20 bbl /d of fluid with varying water cut from 25% to 50%. Production for the fiscal year to February 28, 2015 is 123 Bbls.

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

We were subject to the following claim:

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

On November 23, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "PMLL." On February 11, 2008 our trading symbol was changed to “STBR”. The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market or the OTCQB for each quarter for the fiscal years ended February 28, 2015 and February 28, 2014. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
February 28, 2015	$0.74	$0.51
November 30, 2014	$0.78	$0.65
August 31, 2014	$0.78	$0.58
May 31, 2014	$1.24	$0.60
February 28, 2014	$1.40	$0.44
November 30, 2013	$0.92	$0.40
August 31, 2013	$1.40	$0.88
May 31, 2013	$1.20	$0.74

On May 28, 2015, the closing price of our common stock as reported by the OTCQB was $0.50 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Issuer Direct Corporation.

Holders of Common Stock

As of May 29, 2015, there were 59 holders of record of our common stock. As of such date, 29,881,824 shares were issued and outstanding.

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

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 28, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Securities

We are authorized to issue 750,000,000 shares of common stock with a par value of $0.001. As at May 29, 2015, we had 29,881,824 common shares outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to shareholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversions, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. There are no cumulative voting rights.

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

General

We are incorporated in the State of Nevada on July 9, 2004. We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of May 29, 2015 we did not have any revenue from commercial production.

Results of Operations

Years Ended February 28, 2015 and February 28, 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2015 and February 28, 2014 which are included herein:

	February 28, 2015	February 28, 2014
Revenue	$-	$-
Expenses	(655,516)	776,618
Net Loss	$(355,479)	$(708,700)

Revenues

During the years ended February 28, 2015 and February 28, 2014, we did not generate any revenues from commercial production.

Expenses

Expenses decreased during the year ended February 28, 2015 to $665,516 as compared to $776,618 during the year ended February 28, 2014. The decrease is largely due to a lower impairment of oil and gas property recorded in fiscal 2015 as compared to fiscal 2014 and lower professional fees due to less corporate activities.

Liquidity and Capital Resources

Working Capital

	At February 28, 2015	At February 28, 2014
Current assets	$104,116	$44,920
Current liabilities	1,124,840	1,707,938
Working capital (deficiency)	$(1,020,724)	$(1,663,018)

We had cash of $26,858 and a working capital deficit of $1,020,724 as of February 28, 2015 compared to cash of $43,137 and working capital deficit of $1,663,018 as of February 28, 2014.

On October 16, 2014, we entered into a debt settlement agreement with Professional Trading S.A. (the “Creditor”) and Stockbridge Resources Corp. (“Stockbridge”), whereby we agreed to settle a total of CAD$555,000 (the “Loan”) which was loaned by Stockbridge to our company as evidenced by the following promissory notes:

(i) a promissory note issued by us in favor of Stockbridge in the principal amount of CAD $400,000 on June 1, 2012; and

(ii) a promissory note issued by us in favor of Stockbridge in the principal amount of CAD$155,000 on July 16, 2012.

(the “Promissory Notes”)

In consideration for the payment of $177,571 (CAD$200,000) and the issuance of 538,461 shares of common stock of our company with a fair value at $0.78 per share to the Creditor. On September 9, 2014, Stockbridge entered into an assignment agreement with the Creditor whereby Stockbridge assigned all of its right, title and interest in and to the Loan and the Promissory Notes to the Creditor.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be similar to fiscal 2015 during the upcoming fiscal year. In connection with oil and gas operations, we will remain the same number of executive officers. As a result, we estimate our general and administrative expense will be consistent during the next twelve months.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 28, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 28,
	2015	2014
Cash used in operating activities	$(623,099)	$(436,852)
Cash provided by financing activities	626,811	502,229
Cash used in investing activities	(20,120)	(59,565)
Effect of Foreign Exchange	129	32,896
Change in cash	$(16,279)	$38,708

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 28, 2015, compared to our cash used in operating activities for the twelve months ended February 28, 2014, increased by $186,247, primarily due to increase cash used in non-cash working capital items such as repayment of accounts payable and accrued liabilities, increase in prepaid expenses.

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 28, 2015, compared to our cash provided by financing activities for the twelve months ended February 28, 2014, increased by $124,582 due to increase in common stock issued for cash but partly offset by repayment to advances and notes payable.

Cash Used in Investing Activities

Our cash used in investing activities for the twelve months ended February 28, 2015, compared to our cash provided by financing activities for the twelve months ended February 28, 2014, decreased by $39,445 due to decrease expenditures on oil and gas properties but partly offset by increased expenditures on equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 28, 2015, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $355,479 during the 12 month period ended February 28, 2015, and $3,250,396 from inception (July 9, 2004) through February 28, 2015. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions. We base our estimates and assumptions on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, the assumptions used to record asset retirement obligations and the estimated useful life of financial instruments.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations. The Company’s oil and gas properties are under development with minimal production to date. Accordingly, no amortization is being recorded.

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

Loss per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have incurred losses since inception.

Recently issued accounting pronouncements

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update(ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810,Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. The Company has evaluated adopted this ASU for the year ended February 28, 2015.

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

FEBRUARY 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc. as of February 28, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Strongbow Resources Inc. as of February 28, 2015 and 2014 and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations, has incurred losses in developing its business and further losses are anticipated.  The Company requires additional capital to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 29, 2015

STRONGBOW RESOURCES INC.
BALANCE SHEETS

	February 28, 2015	February 28, 2014

ASSETS
Current assets
Cash	$26,858	$43,137
Receivable	4,680	1,702
Prepaid expense and other	72,578	81
	104,116	44,920

Equipment	65,421	60,789
Oil and gas properties, full cost method	587,770	992,197
	757,307	1,097,906

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	558,591	984,288
Accrued liabilities	35,937	92,557
Due to related parties	130,884	72,553
Advances and notes payable	19,965	558,540
Derivative financial liabilities	379,463	-
	1,124,840	1,707,938

Asset retirement obligation	21,515	31,354
	1,146,355	1,739,292

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
29,881,824 common shares (27,896,697 at February 28, 2014)	21,772	19,787
Additional paid in capital	2,962,947	2,255,304
Accumulated other comprehensive loss	(123,371)	(21,560)
Accumulated deficit	(3,250,396)	(2,894,917)
	(389,048)	(641,386)
	757,307	1,097,906

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS

	For the year ended February 28,
	2015	2014
General and administrative expenses
Accretion	$1,704	$-
Consulting	97,908	1,816
Depreciation	3,462	3,199
Impairment of oil and gas properties	221,648	344,603
Management fees	106,524	108,973
Office, travel and general	130,078	100,558
Professional fees	104,192	217,469

Loss from operations	(665,516)	(776,618)

Net gain on settlement of debts	109,392	75,809
Interest income (expense)	156	(16,644)
Gain on fair value adjustment of derivative financial liabilities	200,489	-
Interest expense recovery	-	8,753
Net loss	(355,479)	(708,700)

Foreign currency translation	(101,811)	(37,889)

Comprehensive loss	(457,290)	(746,589)

Basic and diluted loss per share	(0.01)	(0.03)

Weighted average number of basic
common shares outstanding	28,898,624	27,357,176

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS

	For the year ended February 28,
	2015	2014

Cash flows used in operating activities
Net loss	$(355,479)	$(708,700)
Non-cash items
Gain on settlement of debt	(109,392)	(75,809)
Impairment of oil and gas properties	221,648	344,603
Gain on fair value adjustment of derivative financial liabilities	(200,489)	-
Depreciation	3,462	3,199
Accretion	1,704	-
Changes in non-cash working capital items
Receivable	(2,978)	98,370
Prepaid expenses and other	(72,497)	8,769
Accounts payable and accrued liabilities	(109,078)	(107,284)
Cash used in operating activities	(623,099)	(436,852)

Cash flows used in investing activities
Expenditures on oil and gas properties	(11,243)	(59,565)
Expenditures on equipment	(8,877)	-
Cash used in investing activities	(20,120)	(59,565)

Cash flows from financing activities
Common stock issued for cash	756,657	432,420
Proceeds from (repayment of) advances and notes payable	(212,340)	57,375
Net proceeds from related parties	82,494	12,434
Cash provided by financing activities	626,811	502,229

Effect of foreign exchange	129	32,896

Change in cash	(16,279)	38,708
Cash, beginning	43,137	4,429
Cash, ending	26,858	43,137

Non-cash transactions
Accrued expenditures on oil and gas properties	10,358	855,948
Common stock issued as repayment of note payable	376,923	-
Common stock issued as settlement of accounts payable	156,000	-
Settlement of related parties debt	-	85,500
Accrued expenditures on equipment	7,541

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

						Accumulated
	Common Stock		Additional	Obligation		Other	Total
	Number		Paid In	To Issue	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Shares	Deficit	Income (Loss)	Deficit

Balance, February 28, 2013	27,121,697	$16,687	$1,640,484	$100,000	$(2,186,217)	$16,329	$(412,717)

Common stock issued for cash	675,000	2,700	429,720	-	-	-	432,420
Shares issued for obligation to issue shares	100,000	400	99,600	(100,000)	-	-	-
Settlement of related parties debt	-	-	85,500	-	-	-	85,500
Net loss	-	-	-	-	(708,700)	-	(708,700)
Foreign currency translation	-	-	-	-	-	(37,889)	(37,889)
Balance, February 28, 2014	27,896,697	19,787	2,255,304	-	(2,894,917)	(21,560)	(641,386)

Common stock issued for cash	1,246,666	1,247	755,410	-	-	-	756,657
Value of warrants issued	-	-	(579,952)	-	-	-	(579,952)
Common stock issued as repayment of note payable	538,461	538	376,385	-	-	-	376,923
Common stock issued as settlement of accounts payable	200,000	200	155,800	-	-	-	156,000
Net loss	-	-	-	-	(355,479)	-	(355,479)
Foreign currency translation	-	-	-	-	-	(101,811)	(101,811)
Balance, February 28, 2015	29,881,824	21,772	2,962,947	-	(3,250,396)	(123,371)	(389,048)

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
February 28, 2015

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2015, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,250,396.

As of February 28, 2015, one Statement of Claim totaling $224,620 (CAD$281,267) is outstanding against the Company and is recorded in accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP’), and are expressed in United States dollars. The Company has not produced material revenues from its principal business to date.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, the assumptions used to record asset retirement obligations, and the estimated useful life of equipment.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations. The Company’s oil and gas properties are under development with minimal production to date. Accordingly, no amortization is being recorded.

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

Loss per Share
The Company presents both basic and diluted loss per share (“LPS”) on the face of the statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted LPS figures are equal to those of Basic LPS for each period since the Company in is a loss position.

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

Recent Accounting Pronouncements
In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update(ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810,Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. The Company has evaluated adopted this ASU for the year ended February 28, 2015.

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

The Test Well was spudded on May 27, 2012, and on September 5, 2012, the Company received an earning notice granting the Company a 100% working interest in the Farmout Lands.

During the year ended February 28, 2014, the Company estimated that the net present value of future cash flows from the property is $992,197 and recorded an impairment charge of $344,603.

During the year ended February 28, 2015, net proceeds of $9,107 – (2014 - $18,632) were received from the sales of oil less direct costs of $24,717 – (2014 - $35,565) was added to the carrying value of the oil and gas properties.

During the year ended February 28, 2015, the Company estimated that the net present value of future cash flows from the property is $587,770 and recorded an impairment charge of $221,648.

4.    EQUIPMENT

	February 28, 2015
	Cost	Accumulated Depreciation	Net Book Value

Oil and gas equipment	$71,364	$5,943	$65,421

	February 28, 2014
	Cost	Accumulated Depreciation	Net Book Value

Oil and gas equipment	$63,988	$3,199	$60,789

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

On October 20, 2014, the Company paid $177,571 (CAD$200,000) and issued 538,461 common shares of the Company at a fair value of $376,923 as full and final payment to settle notes payable of $492,674 (CAD$555,000). As a result of the settlement, the Company recorded a loss on settlement of debt totaling $61,820 (CAD$69,641).

During the year ended February 28, 2015, the Company settled $413,265 (CAD$465,546) of debt for an aggregate settlement amount of $233,752 (CAD$263,323) with various vendors and recognized a net gain on settlement of $171,212 net of GST of $8,301

As at February 28, 2015, the Company had $19,965 (CAD$25,000) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

6.      ASSET RETIREMENT OBLIGATION

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

The undiscounted estimate of this liability was $39,930 (CAD$50,000) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $21,515 (CAD$26,941) as at February 28, 2015. During the year ended February 28, 2015, the Company changed its estimated discounted rate from 8% to 10% and recorded an adjustment of $7,747.

7.      DERIVATIVE FINANCIAL LIABILITIES

Balance, February 28, 2014	-
Warrants issued	$579,952
Fair value adjustment	(200,489)
Balance, February 28, 2015	379,463

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted average market assumptions:

	Grant Date	February 28, 2015
Volatility	151%	126%
Risk-free interest rate	0.96%	0.79%
Expected life	2.93 years	2.44 years
Dividend yield	nil	nil

8.     SHARE CAPITAL

In March 2013, the Company issued 300,000 common shares at a price of $0.96 (CAD$1.00) per share. Gross proceeds from the private placement totaled $291,420 (CAD$300,000).

In September 2013, the Company issued 100,000 common shares to fulfill its obligation to issue shares.

In January  2014, the Company issued 375,000 common shares at a price of $0.40 per share. Gross proceeds from the private placement totaled $150,000. Pursuant to the private placement, the Company paid a finder’s fee of $9,000.

In March 2014, the Company completed a one for four reverse stock split of the issued and outstanding common stock.  All share and per share information in these financial statements has been retroactively restated to reflect the consolidation.

In April 2014, the Company issued 100,000 common shares at a price of $0.50 per share. Gross proceeds from the private placement totaled $50,000.

In June 2014, the Company issued 200,000 common shares with a fair value of $0.78 per share to settle outstanding debt of $128,828 (CAD$140,000).

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

In October 2014, the Company issued 538,461 common shares with a fair value of $0.70 per share to settle notes payable of $376,385 (CAD$355,000).

Warrants

A summary of the share purchase warrants outstanding and exercisable at February 28, 2015 is as follows:

Exercise Price	Number Outstanding	Expiry Date

$1.50	80,000	August 26, 2016
1.00	1,000,000	September 3, 2017

The weighted average exercise price is $1.04 and weighted average life of the warrants is 2.44 years.

9.      RELATED PARTY TRANSACTIONS

During the year ended February 28, 2015, the Company
●	Incurred a total of $nil (February 28, 2014 - $42,060) in management fees to former directors and officers of the Company.
●	Incurred a total of $106,524 (February 28, 2014 - $66,913) in management fees to a director and officer of the Company.
●	Incurred a total of $10,564 (February 28, 2014 - $1,816) in consulting fees to a director and officer of the Company.

As at February 28, 2015, $36,000 (February 28, 2014 - $36,000) was owing to a former director and officer of the Company and has been included in accounts payable. The amounts are non-interest bearing and unsecured.

Due to related parties consist of the following:

	February 28, 2015	February 28, 2014

Due to a shareholder	$-	$10,500
Due to directors and officers of the Company	130,884	62,053
Total	130,884	72,553

All of the Company’s advances from related parties are non-interest bearing, unsecured, and payable upon demand.

10.      INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 28, 2015	February 28, 2014
	$	$
Loss before income taxes	(355,479)	(708,700)
Statutory tax rate	35%	35%
Expected recovery of income taxes computed at statutory rates	(124,418)	(248,045)
Permanent differences	(106,650)	(18,861)
Reconciliation of tax rates	(86,932)	39,434
Change in valuation allowance	318,000	227,472
Provision for income taxes	-	-

The significant components of deferred income tax assets at February 28, 2015 and February 28, 2014 are as follows:

	February 28, 2015	February 28, 2014
Deferred income tax assets:
Operating loss carry forward	920,000	632,000
Oil and gas properties	330,000	300,000
Less valuation allowance	(1,250,000)	(932,000)
Deferred income tax assets, net	-	-

At February 28, 2015, the Company had accumulated non-capital loss carry-forwards of approximately $2,630,000 that expire from 2026 through 2035.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

11.      SUBSEQUENT EVENTS

A director and officer advanced the Company $25,000.  The loan is unsecured, non-interest bearing and has no fixed terms of repayment.

The Company received $10,000 in subscriptions for a private placement yet to be completed.

On April 23, 2015, the Company entered into an employment agreement with an officer of the company with a base salary of CAD$120,000 and a signing bonus of CAD$30,000. Under the agreement, 500,000 shares are to be issued over one year period from the effective date and 500,000 stock options were granted exercisable at a price of $0.50 each for a period of five years vesting immediately.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2015. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2015 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Caetano	Chief Executive Officer, President and Director	42	July 30, 2013
Robert Madzej	Director	33	November 30, 2013
Robert DaCunha	Chief Financial Officer and Director	40	November 30, 2013
Kent Edney	Chief Operating Officer	37	April 23, 2015

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

Robert Madzej, Director

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

Kent Edney, Chief Operating Officer

Mr. Edney is a professional engineer with a diverse background in all aspects of oil and gas field development and exploitation, with extensive experience managing capital and production budgets.  He has been the president of Nextraction Energy Corp. since December 2011 and was previously the vice-president and engineer.  He was the area engineer for Surge Energy Inc. from May 2010 to December 2010, the area engineer for NAL Resources from January 2010 to April 2010 and the area manager for Breaker Energy Ltd. from July 2006 to December 2009, where he managed properties through all stages of development from well inception to sales meter. He graduated from the University of Calgary in 2003 with a Bachelor of Science, Oil and Gas Engineering.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2015. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

AUDIT COMMITTEE DISCLOSURE

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee including the text of the Audit Committee’s Charter, composition of the Committee, and the fees paid to the external auditor. We provide the following disclosure with respect to our Audit Committee.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that while we have a board member (Robert DaCunha) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, we do not have a board member that qualifies as "independent" as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 28, 2015;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2015 who had total compensation exceeding $100,000; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2015 and February 28, 2014, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Caetano(1)	2015	106,524	(4)	Nil	Nil	Nil	Nil	Nil	Nil	106,524
President, Chief Executive Officer and Director	2014	66,913		Nil	Nil	Nil	Nil	Nil	Nil	66,913

Robert DaCunha(2)	2015	10,564	(5)	Nil	Nil	Nil	Nil	Nil	Nil	10,564
Chief Financial Officer and Director	2014	1,816		Nil	Nil	Nil	Nil	Nil	Nil	1,816

Robert Madzej(3)	2015	-		Nil	Nil	Nil	Nil	Nil	Nil	-
Chief Operating Officer and Director	2014	-		Nil	Nil	Nil	Nil	Nil	Nil	-

(1)	Mr. Michael Caetano was appointed as our President, Chief Executive Officer and a director on July 30, 2013.

(2)	Mr. Robert DaCunha was appointed as our Chief Financial Officer and a director on November 30, 2013.

(3)	Mr. Robert Madzej was appointed as our Chief Operating Officer and a director on November 30, 2013.

(4)	Mr. Caetano was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were accrued.

(5)	Mr. DaCunha was compensated in the form of consulting fees paid personally, for services rendered in the normal course of operations.

Compensation Discussion and Analysis

Other than as described below, we have not entered into any agreements or understandings with our executive officers.

We entered into an employment agreement (the “Agreement”) dated April 23, 2015 with Mr. Edney, whereby we agreed to pay Mr. Edney an annual salary in the amount of CAD$144,000, payable in equal semi-monthly instalments for his services as chief operating officer. Mr. Edney will be entitled to receive an annual bonus in an amount of up to 40% of his annual salary for the achievement of certain milestones with respect to the business of our company, such milestones and bonus to be determined by the compensation committee of our company.  Mr. Edney will also receive a one-time signing payment in the amount of CAD$30,000 in cash payable within two months from the date of the Agreement and a total of 500,000 shares of our company, of which 125,000 shares are to be issued every three months from the date of the Agreement up to one year.  Pursuant to the Agreement, we also granted Mr. Edney stock options to purchase an aggregate of 500,000 shares of our company at a price of $0.50 each. The stock options vest immediately on the date of grant and will be exercisable for five years from the date of grant. In addition, we agreed to reimburse Mr. Edney for all out-of-pocket expenses actually, necessarily and properly incurred by Mr. Edney in the discharge of his duties for our company, and Mr. Edney is entitled to receive an additional lump sum amount that is equal to two month’s salary over and above his annual salary and other compensation in the event that Mr. Edney’s employment is terminated without cause or Mr. Edney resigns for good cause. Pursuant to the Agreement, Mr. Edney is subject to certain non-competition and confidentiality obligations.

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

Compensation of Directors

We have no directors who were not named executive officers for the year ended February 28, 2015.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership			Percent of class 1

Common Stock	Michael Caetano	750,000		Direct	2.51%
	3569 Twinmaple Drive
	Mississauga, ON, L4Y 3P9

Common Stock	Robert DaCunha	-		-	-
	68 Armstrong Avenue
	Toronto, ON M6H 1V8

Common Stock	Robert Madzej	-		-	-
	5 - 331 Riverside Drive
	North Vancouver, BC
	V7H 1V2

	Directors & Executive Officers as a group (3 persons)	750,000			2.51%

Common Stock	Holloman Value Holdings, LLC	6,883,334		Direct	23.04%
	333 North Sam Houston, Parkway East, Suite 600
	Houston, TX 77060

Common Stock	Lai Chi Hung Ricky	2,500,000		Direct	8.37%
	7B Block 2, 25 Tai Hang Drive
	Jardine’s Lookout
	Hong Kong

Common Stock	Larca Pty Ltd.	1,650,000		Direct	5.52%
	Unit 8-9
	88 Forrest Street
	Cottesloe, WA 96017
	Australia

Common Stock	Tryon N, and Dolores A. Sisson Living Trust	2,000,000	(2)	Direct	6.48%
	1279 Westwind Circle
	Westlake Village, CA 91361

	5% shareholders as a group (4 persons)	13,033,334			43.41%

* Less than 1%.
1
Percentage of ownership is based on 29,881,824 common shares issued and outstanding as of May 29, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

2	Includes warrants which allow the holder to purchase 1,000,000 additional shares.

Changes in Control

To the knowledge of management and other than as discussed below, there are no present arrangements or pledges of securities of which may result in a change in the control of our company. We are aware that Holloman Value Holdings, LLC may transfer its shares to five other shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2013, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

During the year ended February 28, 2015, the Company:

●
Incurred a total of $nil (February 28, 2014 - $42,060) in management fees to Robert Martin, Herbert Schmidt, and Douglas MacLellan, former directors and officers of the Company. As at February 28, 2015, $36,000 (February 28, 2014 - $36,000) was owing to Herbert Schmidt and have been included in accounts payable. The amounts are non-interest bearing and unsecured.

●
Incurred or accrued a total of $106,524 (February 28, 2014 - $66,913) in management fees to Michael Caetano, a director and officer of the Company. As at February 28, 2015, $130,038 (February 28, 2014 - $62,053) was owing to Michael Caetano and have been included in due to related parties. The amounts are non-interest bearing and unsecured.

●
Incurred or accrued a total of $10,564 (February 28, 2014 - $1,816) in consulting fees to Robert DaCunha, a director and officer of the Company. As at February 28, 2015, $846 (February 28, 2014 - $nil) was owing to Robert DaCunha and have been included in due to related parties. The amounts are non-interest bearing and unsecured.

●
As at February 28, 2015, $nil (February 28, 2014 - $10,500) was owing to a shareholder and have been included in due to related parties. During the year ended February 28, 2015, a shareholder forgave a total balance owing by the Company of $10,500 which was recorded in gain on settlement of debt (February 28, 2014 - $nil).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2015 and February 28, 2014 for professional services rendered by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Accountants:

Fees	2015	2014
Audit Fees	$13,582	$25,000
Audit Related Fees	12,161	9,333
Tax Fees	1,332	1,912
Other Fees	-	-
Total Fees	$27,075	$36,245

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
10.2
Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)

10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1*	Audit Committee Charter
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

Date: June 2, 2015	By:	/s/ Michael Caetano
Michael Caetano
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STRONGBOW RESOURCES INC.

Date: June 2, 2015	By:	/s/ Michael Caetano
Michael Caetano
President, Chief Executive Officer and Director
(Principal Executive Officer)

STRONGBOW RESOURCES INC.

Date: June 2, 2015	By:	/s/Robert DaCunha
Robert DaCunha
Chief Financial Officer, Secretary, Treasurer and Director

STRONGBOW RESOURCES INC.

Date: June 2, 2015	By:	/s/Robert Madzej
Robert Madzej
Director