Form 10-Q
period 2015-05-31
STRONGBOW RESOURCES INC.
filed 2015-07-15
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of July 15, 2015, there were 29,881,824 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

MAY 31, 2015

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
BALANCE SHEETS

	May 31, 2015	February 28, 2015
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	5,923	26,858
Receivable	2,046	4,680
Prepaid expense and other	84,214	72,578
	92,183	104,116

Equipment	64,973	65,421
Oil and gas properties, full cost method	605,593	587,770
	762,749	757,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	601,627	558,591
Accrued liabilities	52,267	35,937
Due to related parties	180,104	130,884
Advances and notes payable	20,103	19,965
Derivative financial liabilities	257,227	379,463
	1,111,328	1,124,840

Asset retirement obligation	22,204	21,515
	1,133,532	1,146,355

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
29,881,824 common shares (29,881,824 at February 28, 2015)	21,772	21,772
Additional paid in capital	2,962,947	2,962,947
Obligation to issue shares	8,041	-
Accumulated other comprehensive loss	(126,085)	(123,371)
Accumulated deficit	(3,237,458)	(3,250,396)
	(370,783)	(389,048)
	762,749	757,307

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended May 31,
	2015	2014
	$	$
General and administrative expenses
Accretion	543	-
Consulting	14,414	22,592
Depreciation	902	800
Management fees	24,225	27,279
Office, travel and general	10,092	7,713
Professional fees	21,960	31,185
Salaries and benefits	37,211	-

Loss from operations	(109,347)	(89,569)

Interest income	49	-
Gain on fair value adjustment of derivative financial liabilities	122,236	-
Net income (loss)	12,938	(89,569)

Foreign currency translation	(2,714)	(26,083)

Comprehensive income (loss)	10,224	(115,652)

Basic and diluted income (loss) per share	0.00	(0.00)

Weighted average number of basic and diluted
common shares outstanding	29,881,824	27,936,914

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended May 31,
	2015	2014
	$	$
Cash flows used in operating activities
Net income (loss)	12,938	(89,569)
Non-cash items
Accretion	543	-
Gain on fair value adjustment of derivative financial liabilities	(122,236)	-
Depreciation	902	800
Changes in non-cash working capital items
Receivable	2,634	(2,105)
Prepaid expenses	(11,636)	(29,918)
Accounts payable and accrued liabilities	71,410	61,892
Cash used in operating activities	(45,445)	(58,900)

Cash flows used in investing activities
Expenditures on oil and gas properties	(3,323)	(1,192)

Cash flows from financing activities
Common stock issued for cash	-	50,000
Subscription received	8,041	-
Net proceeds from related parties	22,108	-
Cash provided by financing activities	30,149	50,000

Effect of foreign exchange	(2,316)	(7,494)

Change in cash	(20,935)	(17,586)
Cash, beginning of period	26,858	43,137
Cash, end of period	5,923	25,551

Non-cash transactions
Accrued expenditures on oil and gas properties	10,510	-

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2015
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2015, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,237,458.

As of May 31, 2015, one Statement of Claim totaling $226,167 (CAD$281,267) is outstanding against the Company and is recorded in accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

During the period ended May 31, 2015, net proceeds of $nil – (May 31, 2014 - $4,239) were received from the sales of oil less direct costs of $6,102 – (May 31, 2014 - $5,432) was added to the carrying value of the oil and gas properties.

As of May 31, 2015, the Company has incurred $605,593 in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods.

4.    EQUIPMENT

	May 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	71,856	6,883	64,973

	February 28, 2015
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	71,364	5,943	65,421

5.      ADVANCES AND NOTES PAYABLE

As at May 31, 2015, the Company had $20,103 (CAD$25,000) (February 28, 2015 - $19,965 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $40,205 (CAD$50,000) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $22,204 (CAD$27,613) as at May 31, 2015.

7.      DERIVATIVE FINANCIAL LIABILITIES

$
Balance, February 28, 2014	-
Warrants issued	579,952
Fair value adjustment	(200,489)
Balance, February 28, 2015	379,463
Fair value adjustment	(122,236)
Balance, May 31, 2015	257,227

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted average market assumptions:

	February 28, 2015	May 31, 2015
Volatility	126%	118%
Risk-free interest rate	0.79%	0.67%
Expected life	2.44 years	2.19 years
Dividend yield	nil	nil

8.     SHARE CAPITAL

In March 2014, the Company completed a one for four reverse stock split of the issued and outstanding common stock.  All share and per share information in these financial statements has been retroactively restated to reflect the consolidation.

In May 2015, the Company received $8,041 (CAD$10,000) in subscriptions for a private placement yet to be completed.

Warrants

A summary of the share purchase warrants outstanding and exercisable at May 31, 2015 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
1.50	80,000	August 26, 2016
1.00	1,000,000	September 3, 2017

The weighted average exercise price is $1.04 and weighted average life of the warrants is 2.19 years.

9.      RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2015, the Company

●	Incurred a total of $24,225 (May 31, 2014 - $27,279) in management fees to a director and officer of the Company.
●	Incurred a total of $2,301 (May 31, 2014 - $2,592) in consulting fees to a director and officer of the Company.

As at May 31, 2015, $36,000 (February 28, 2015 - $36,000) was owing to a former director and officer of the Company and has been included in accounts payable. The amounts are non-interest bearing and unsecured.

Due to related parties consist of the following:

	May 31, 2015	February 28, 2015
	$	$
Due to directors and officers of the Company	180,104	130,884

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

Our Current Business

As of May 31, 2015, we have incurred $605,593 in exploration costs to drill, complete and equip the Test Well. We also recorded $22,204 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the three months ended May 31, 2015, we did not generate any revenues from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $6,102 was added to the carrying value of the oil and gas properties.

As of July 15, 2015, it is too early to provide stabilized production forecasts.

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

As of July 15, 2015, we are working on the evaluation after each phase to determine a fair market price for the investment in order to reduce dilution to the current shareholders of our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2015 and 2014 which are included herein:

	For the three months ended
	May 31, 2015	May 31, 2014
Oil and gas sales	$-	$4,239
Expenses	$109,347	$89,569
Net income (loss)	$12,938	$(89,569)

Revenues

During the three month period ended May 15, 2015, we did not generated any revenue (May 31, 2014 - $4,239) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the three month period ended May 31, 2015 to $109,347 as compared to $89,569 during the three month period ended May 31, 2014.

The table below details the changes in major expenditures for the three months ended May 31, 2015 as compared to the corresponding three months ended May 31, 2014:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $8,178	Decrease due to less consulting services related to investor relation, market awareness, and oil and gas property during the quarter.

Office, travel and general expenses	Increase of $2,380	Increase due to increase in insurance, general office expenses, office rent, and travel expenses.

Professional fees	Decrease of $9,225	Decrease due to less professional services used for corporate filings, accounting, and professional services.

Salaries and benefits	Increase of $37,211	Increase due to new hiring of COO and VP of Exploration during the quarter.

For the three months ended May 31, 2015, we recorded a gain on the fair value adjustment of derivative financial liability of $122,236. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	May 31, 2015	February 28, 2015
Current Assets	$92,183	$104,116
Current Liabilities	$1,111,328	$1,124,840
Working Capital (Deficiency)	$(1,019,145)	$(1,020,724)

We had cash of $5,923 and a working capital deficit of $1,019,145 as of May 31, 2015 compared to cash of $26,858 and working capital deficit of $1,020,724 as of February 28, 2015.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be higher than fiscal 2015 during the upcoming fiscal year. In connection with oil and gas operations, we hired Mr. Kent Edney to be the COO of the Company to assist the Company expanding the Compeer property.

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

Cash Flows

	Three months ended May 31, 2015	Three months ended May 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(45,445)	$(58,900)
Net Cash Provided by (Used in) Investing Activities	$(3,323)	$(1,192)
Net Cash Provided by (Used in) Financing Activities	$30,149	$50,000
Net Increase in Cash	$(20,935)	$(17,586)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2015, compared to our cash used in operating activities for the three months ended May 31, 2014, decreased by $13,455, primarily due to an increase in net income from operations.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2015, compared to our cash used in investing activities for the three months ended May 31, 2014, increased by $2,131 due to a slight increase in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2015, compared to our cash provided by financing activities for the three months ended May 31, 2014, decreased by $19,851 due to advances from related parties of $22,108 and proceeds received for share subscriptions of $8,041 compared to $50,000 of proceeds received for common stock issued.

Contractual Obligations

Our future contractual obligations as of May 31, 2015 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Advances and notes payable	$20,103	$20,103	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended May 31, 2015, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net income of approximately $12,938 during the three month period ended May 31, 2015, and net loss of approximately $3,237,458 from inception (July 9, 2004) through May 31, 2015. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2015 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,237,458 as at May 31, 2015. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended May 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Date: July 15, 2015