Form 10-Q
period 2015-08-31
STRONGBOW RESOURCES INC.
filed 2015-10-20
CIK 1382231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of October 19, 2015, there were 29,904,046 shares of common stock, par value $0.001, outstanding.

FINANCIAL STATEMENTS

AUGUST 31, 2015

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
BALANCE SHEETS
(Unaudited)

	August 31, 2015	February 28, 2015
	$	$

ASSETS

Current assets
Cash	-	26,858
Receivable	2,069	4,680
Prepaid expense and other	81,972	72,578
	84,041	104,116

Equipment	60,569	65,421

Oil and gas properties, full cost method	579,590	587,770
	724,200	757,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	595,065	558,591
Accrued liabilities	60,808	35,937
Due to related parties	250,264	130,884
Note payable	19,003	19,965
Derivative financial liabilities	28,116	379,463
	953,256	1,124,840

Asset retirement obligation	21,500	21,515
	974,756	1,146,355

Stockholders' deficit
Capital Stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
29,904,046 common shares (29,881,824 at February 28, 2015)	21,794	21,772
Additional paid in capital	2,970,531	2,962,947
Accumulated other comprehensive loss	(111,638)	(123,371)
Deficit accumulated during the exploration stage	(3,131,243)	(3,250,396)
	(250,556)	(389,048)
	724,200	757,307

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2015	2014	2015	2014
	$	$	$	$

General and administrative expenses
Accretion	526	-	1,069	-
Consulting	13,429	7,631	27,843	30,223
Depreciation	874	800	1,776	1,600
Management fees	23,463	27,705	47,688	54,984
Office, travel and general	35,279	23,375	45,371	31,088
Professional fees	27,343	20,833	49,303	52,018
Salaries and benefits	22,035	-	59,246	-

Loss from operations	(122,949)	(80,344)	(232,296)	(169,913)

Gain on settlement of debt	-	53,787	-	53,787
Interest income	53	28	102	28
Gain on fair value adjustment of derivative financial liabilities	229,111	-	351,347	-

Net income (loss)	106,215	(26,529)	119,153	(116,098)

Foreign currency translation	14,447	(10,830)	11,733	(36,913)

Comprehensive income (loss)	120,662	(37,359)	130,886	(153,011)

Basic and diluted income (loss) per share	0.00	(0.00)	0.00	(0.00)

Weighted average number of basic
common shares outstanding	29,884,360	28,234,523	29,886,896	28,085,718

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended August 31,
	2015	2014
	$	$

Cash flows used in operating activities
Net income (loss)	119,153	(116,098)
Non-cash items
Accretion	1,069	-
Gain on settlement of debt	-	(53,787)
Gain on fair value adjustment of derivative financial liabilities	(351,347)	-
Depreciation	1,776	1,600
Changes in non-cash working capital items
Receivable	2,611	1,702
Prepaid expenses	(9,394)	(28,350)
Accounts payable and accrued liabilities	83,045	17,325
Cash used in operating activities	(153,087)	(177,608)

Cash flows used in investing activities
Expenditures on oil and gas properties	(10,005)	(38,825)

Cash flows from financing activities
Common stock issued for cash	7,606	145,657
Net proceeds from related parties	131,428	13,796
Cash provided by financing activities	139,034	159,453

Effect of foreign exchange	(2,800)	26,561

Change in cash	(26,858)	(30,419)

Cash, beginning of period	26,858	43,137

Cash, end of period	-	12,718

Non-cash transactions
Accrued expenditures on oil and gas properties	11,070	-
Common stock issued as settlement of accounts payable	-	128,828

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
August 31, 2015
(Unaudited)

1.      NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2015, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,131,243.

As of August 31, 2015, one Statement of Claim totaling $213,791 (CAD$281,267) is outstanding against the Company and is recorded in accounts payable.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

During the period ended August 31, 2015, net proceeds of $nil (August 31, 2014 - $4,272) were received from the sales of oil less direct costs of $5,768 (August 31, 2014 - $7,055) was added to the carrying value of the oil and gas properties.

As of August 31, 2015, the Company has incurred $579,590 (February 28, 2015 - $587,770) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods.

4.    EQUIPMENT

	August 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	67,924	7,355	60,569

	February 28, 2015
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	71,364	5,943	65,421

5.      NOTE PAYABLE

As at August 31, 2015, the Company had $19,003 (CAD$25,000) (February 28, 2015 - $19,965 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $38,005 (CAD$50,000) (February 28, 2015 - $39,930 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $21,500 (CAD$28,286) (February 28, 2015 - $21,515 (CAD$26,941)) as at August 31, 2015.

7.      DERIVATIVE FINANCIAL LIABILITIES

$
Balance, February 28, 2014	-
Warrants issued	579,952
Fair value adjustment	(200,489)
Balance, February 28, 2015	379,463
Fair value adjustment	(351,347)
Balance, August 31, 2015	28,116

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted average market assumptions:

	August 31, 2015	February 28, 2015
Volatility	139%	126%
Risk-free interest rate	0.71%	0.79%
Expected life	1.94 years	2.44 years
Dividend yield	nil	nil

8.     SHARE CAPITAL

In March 2014, the Company completed a one for four reverse stock split of the issued and outstanding common stock.  All share and per share information in these financial statements has been retroactively restated to reflect the consolidation.

In August 2015, the Company issued 22,222 shares for gross proceeds of $7,606 (CAD$10,000) in subscriptions for a private placement.

Warrants

A summary of the share purchase warrants outstanding and exercisable at August 31, 2015 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
11.50	80,000	August 26, 2016
1.00	1,000,000	September 3, 2017

The weighted average exercise price is $1.04 and weighted average life of the warrants is 1.94 years.

9.      RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2015, the Company

●	Incurred a total of $47,688 (August 31, 2014 - $54,984) in management fees to a director and officer of the Company.
●	Incurred a total of $3,775 (August 31, 2014 - $5,223) in consulting fees to a director and officer of the Company.

As at August 31, 2015, $36,000 (February 28, 2015 - $36,000) was owing to a former director and officer of the Company and has been included in accounts payable. The amounts are non-interest bearing and unsecured.

Due to related parties consist of the following:

	August 31, 2015	February 28, 2015
	$	$
Due to directors and officers of the Company	250,264	130,884

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

Our Current Business

As of August 31, 2015, we have incurred $579,590 (February 28, 2015 - $587,770) in exploration costs to drill, complete and equip the Test Well. We also recorded $21,500 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the six months ended August 31, 2015, we did not generate any revenues from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $5,768 was added to the carrying value of the oil and gas properties.

As of October 19, 2015, it is too early to provide stabilized production forecasts.

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

As of October 19, 2015, we are working on the evaluation after each phase to determine a fair market price for the investment in order to reduce dilution to the current shareholders of our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month period ended August 31, 2015 and 2014 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Oil and gas sales	$-	$4,272	$-	$4,272
Expenses	$122,949	$80,344	$232,296	$169,913
Net income (loss)	$106,215	$(26,529)	$119,153	$(116,098)

Revenues

During the six month period ended August 31, 2015, we did not generated any revenue (August 31, 2014 - $4,272) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the six month period ended August 31, 2015 to $232,296 as compared to $169,913 during the six month period ended August 31, 2014.

The table below details the changes in major expenditures for the six months ended August 31, 2015 as compared to the corresponding six months ended August 31, 2014:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $2,380	Decrease due to less consulting services related to investor relation, market awareness, and oil and gas property during the quarter.
Office, travel and general expenses	Increase of $14,283	Increase due to increase in insurance, general office expenses, office rent, and travel expenses.
Professional fees	Decrease of $2,715	Decrease due to less professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Increase of $59,246	Increase due to new hiring of COO and VP of Exploration during the quarter.

For the six months ended August 31, 2015, we recorded a gain on the fair value adjustment of derivative financial liability of $351,347. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	August 31, 2015	February 28, 2015
Current Assets	$84,041	$104,116
Current Liabilities	$953,256	$1,124,840
Working Capital (Deficiency)	$(869,215)	$(1,020,724)

We had no cash and a working capital deficit of $869,215 as of August 31, 2015 compared to cash of $26,858 and working capital deficit of $1,020,724 as of February 28, 2015.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be higher than fiscal 2015 during the upcoming fiscal year. In connection with oil and gas operations, we hired Mr. Kent Edney to be the COO of the Company to assist the Company expanding the Compeer property. In August 2015, we and Mr. Edney mutually agreed to terminate the employment agreement due to our current cash situation.

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

Cash Flows

	Six months ended August 31, 2015	Six months ended August 31, 2014
Net Cash Provided by (Used in) Operating Activities	$(153,087)	$(177,608)
Net Cash Provided by (Used in) Investing Activities	$(10,005)	$(38,825)
Net Cash Provided by (Used in) Financing Activities	$139,034	$159,453
Net Increase in Cash	$(26,858)	$(30,419)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2015, compared to our cash used in operating activities for the six months ended August 31, 2014, decreased by $24,521, primarily due to net income from operations in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2015, compared to our cash used in investing activities for the six months ended August 31, 2014, decreased by $28,820 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2015, compared to our cash provided by financing activities for the six months ended August 31, 2014, decreased by $20,419 due to significant decrease in issuance of common stocks for cash of $138,051, but offset by increase in proceeds from related parties of $117,632.

Contractual Obligations

Our future contractual obligations as of August 31, 2015 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$19,003	$19,003	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2015, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net income of approximately $119,153 during the six month period ended August 31, 2015, and an accumulated net loss of approximately $3,131,243 from inception (July 9, 2004) through August 31, 2015. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2015 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,131,243 as at August 31, 2015. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the six month period ended August 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

STRONGBOW RESOURCES INC.

Date: October 20, 2015	By:	/s/ Michael Caetano
Michael Caetano
Chief Executive Officer
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: October 20, 2015	By:	/s/ Robert Da Cunha
Robert Da Cunha
Chief Financial Officer
Director
(Principal Financial Officer and Principal Accounting Officer)