Form 10-Q
period 2015-11-30
STRONGBOW RESOURCES INC.
filed 2016-01-14
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of January 14, 2016, there were 29,904,046 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

NOVEMBER 30, 2015

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
BALANCE SHEETS
	November 30, 2015	February 28, 2015
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	638	26,858
Receivable	2,528	4,680
Prepaid expense and other	39,530	72,578
	42,696	104,116

Deposit	32,594	-

Equipment	58,840	65,421

Oil and gas properties, full cost method	575,763	587,770
	709,893	757,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	588,138	558,591
Accrued liabilities	74,890	35,937
Due to related parties	298,021	130,884
Note payable	18,723	19,965
Derivative financial liabilities	29,856	379,463
	1,009,628	1,124,840

Asset retirement obligation	21,688	21,515
	1,031,316	1,146,355

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
29,904,046 common shares (29,881,824 at February 28, 2015)	21,794	21,772
Additional paid in capital	3,077,552	2,962,947
Obligation to issue shares	13,125	-
Accumulated other comprehensive loss	(102,726)	(123,371)
Deficit	(3,331,168)	(3,250,396)
Total Stockholders’ Equity (Deficit)	(321,423)	(389,048)
Total Liabilities and Stockholders’ Equity (Deficit)	709,893	757,307

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2015	2014	2015	2014
	$	$	$	$

General and administrative expenses
Accretion	509	-	1,578	-
Consulting	11,530	39,662	39,373	69,885
Depreciation	843	914	2,619	2,514
Management fees	22,665	25,503	70,353	80,487
Office, travel and general (recovery)	25,278	(6,120)	70,649	24,968
Professional fees	7,012	30,799	56,315	82,817
Salaries and benefits	24,600	-	83,846	-
Stock-based compensation	107,021	-	107,021	-

Loss from operations	(199,458)	(90,758)	(431,754)	(260,671)

Gain on settlement of debt	-	133,347	-	187,134
Interest income	62	65	164	93
Gain (loss) on fair value adjustment of derivative financial liabilities	(529)	65,800	350,818	65,800
Loss on settlement of notes payable	-	(62,280)	-	(62,280)
Net income (loss)	(199,925)	46,174	(80,772)	(69,924)

Foreign currency translation	8,912	(640)	20,645	(37,553)

Comprehensive income (loss)	(191,013)	45,534	(60,127)	(107,477)

Basic and diluted income (loss) per share	(0.01)	0.00	(0.00)	(0.00)

Weighted average number of basic
common shares outstanding	29,904,046	29,569,905	29,890,874	28,929,868

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended November 30,
	2015	2014
	$	$
Cash flows used in operating activities
Net loss	(80,772)	(69,924)
Non-cash items
Accretion	1,578	-
Gain on settlement of debt	-	(187,134)
Loss on settlement of notes payable	-	62,280
Gain on fair value adjustment of derivative financial liabilities	(350,818)	(65,800)
Shares to be issued for salaries and benefits	13,125	-
Depreciation	2,619	2,514
Stock-based compensation	107,021	-
Changes in non-cash working capital items
Receivable	2,152	1,702
Prepaid expenses and deposit	454	(28,350)
Accounts payable and accrued liabilities	99,939	(59,462)
Cash used in operating activities	(204,702)	(344,174)

Cash flows used in investing activities
Expenditures on oil and gas properties	(15,466)	(130,082)
Expenditures on equipment	-	(9,131)
Cash used in investing activities	(15,466)	(139,213)

Cash flows from financing activities
Common stock issued for cash	7,606	756,657
Advances to note receivable	-	(25,000)
Repayments of advances and notes payable	-	(177,525)
Net proceeds from (to) related parties	182,959	(88,402)
Cash provided by financing activities	190,565	465,730

Effect of foreign exchange	3,383	42,082

Change in cash	(26,220)	24,425
Cash, beginning of period	26,858	43,137
Cash, end of period	638	67,562

Non-cash transactions
Accrued expenditures on oil and gas properties	10,182	-
Common stock issued as repayment of note payable	-	376,923
Common stock issued as settlement of accounts payable	-	128,828

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2015, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,331,168.

As at November 30, 2015, one Statement of Claim totaling $210,640 (CAD$281,267) is outstanding against the Company and is recorded in accounts payable. In December 2015, the Company reached a settlement agreement with the vendor for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor will discontinue the claim and will provide a release to the Company (Note 10).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

During the period ended November 30, 2015, net proceeds of $nil (November 30, 2014 - $10,198) were received from the sales of oil less direct costs of $5,683 (November 30, 2014 - $13,142) were added to the carrying value of the oil and gas properties.

As of November 30, 2015, the Company has incurred $575,763 (February 28, 2015 - $587,770) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods.

4.    EQUIPMENT

	November 30, 2015
	Cost	Accumulated Depreciation	A.
	$	$	$
Oil and gas equipment	66,923	8,083	58,840

	February 28, 2015
	Cost	Accumulated Depreciation	B.
	$	$	$
Oil and gas equipment	71,364	5,943	65,421

5.

NOTE PAYABLE

As at November 30, 2015, the Company had $18,723 (CAD$25,000) (February 28, 2015 - $19,965 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $37,445 (CAD$50,000) (February 28, 2015 - $39,930 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $21,688 (CAD$28,960) (February 28, 2015 - $21,515 (CAD$26,941)) as at November 30, 2015.

7.

DERIVATIVE FINANCIAL LIABILITIES

$
Balance, February 28, 2014	-
Warrants issued	579,952
Fair value adjustment	(200,489)
Balance, February 28, 2015	379,463
Fair value adjustment	(350,818)
Effect of foreign exchange	1,211
Balance, November 30, 2015	29,856

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted average market assumptions:

	November 30, 2015	February 28, 2015
Volatility	151%	126%
Risk-free interest rate	0.81%	0.79%
Expected life	1.69 years	2.44 years
Dividend yield	nil	nil

8.     SHARE CAPITAL

In August 2015, the Company issued 22,222 shares for gross proceeds of $7,606 (CAD$10,000) in subscriptions for a private placement.

In November 2015, the Company agreed to issue 125,000 shares to a former officer for an employment contract entered in April 2015. As at November 30, 2015, the Company has not issued the shares, hence, recorded obligation to issue shares of $13,125.

Warrants

A summary of the share purchase warrants outstanding and exercisable at November 30, 2015 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
1.50	80,000	August 26, 2016
1.00	1,000,000	September 3, 2017

The weighted average exercise price is $1.04 and weighted average life of the warrants is 1.69 years.

Stock Options

In November 2015, the Company granted 2,600,000 stock options for a period of five years, valued at $0.04 per option for a total value of $107,021 calculated using the Black-Scholes option pricing model assuming a life expectancy of five years, a risk free rate of 1.59%, a forfeiture rate of 0%, and volatility of 168%.

A summary of the stock options outstanding and exercisable at November 30, 2015 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,600,000	November 3, 2020	26,000

As at November 30, 2015, the remaining contractual life of the stock options outstanding was 4.33 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $0.11 per share as of November 30, 2015.

9.

RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2015, the Company

•

Incurred a total of $70,353 (November 30, 2014 - $80,487) in management fees to a director and officer of the Company.

•

Incurred a total of $3,713 (November 30, 2014 - $7,646) in consulting fees to a director and officer of the Company.

As at November 30, 2015, $36,000 (February 28, 2015 - $36,000) was owing to a former director and officer of the Company and has been included in accounts payable. The amounts are non-interest bearing and unsecured.

Due to related parties consist of the following:

	November 30, 2015	February 28, 2015
	$	$
Due to directors and officers of the Company	298,021	130,884

All of the Company’s advances from related parties are non-interest bearing, unsecured, and payable upon demand.

10.

SUBSEQUENT EVENT

In December 2015, the Company reached a settlement agreement with the vendor to settle the claim of $210,640 (CAD$281,267) for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor will discontinue the claim and will provide a release to the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This interim report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

•

our beliefs regarding the future of our competitors;

•

our future capital expenditures;

•

our future exploration programs and results; and

•

our expectation that we will be able to raise capital when we need it, including pursuant to the LOI with the Investor.

Assumptions in respect of forward-looking statements have been made regarding, among other things:

•

volatility in market prices for oil and natural gas;

•

volatility in exchange rates;

•

liabilities inherent in oil and natural gas operations;

•

changes or fluctuations in production levels;

•

unexpected adverse weather conditions;

•

stock market volatility and market valuation of our common shares;

•

uncertainties associated with estimating oil and natural gas reserves;

•

competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

•

incorrect assessments of the value of exploration and development programs;

•

geological, technical, drilling, production and processing problems;

•

changes in legislation, including changes in tax laws, royalty rates and incentive programs relating to the oil and natural gas industry; and

•

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

•

we may be unable to raise sufficient funds to execute our business plan;

•

we have a limited operating history;

•

we are dependent on a small management team;

•

we may be unable to manage any growth;

•

market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production;

•

risks inherent in the oil and gas industry;

•

competition for, among other things, capital and skilled personnel; and

•

other factors discussed under the section entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

As of November 30, 2015, we have incurred $575,763 in exploration costs to drill, complete and equip the Test Well. We also recorded $21,688 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the nine months ended November 30, 2015, we did not generate any revenues from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $5,683 was added to the carrying value of the oil and gas properties.

As of January 14, 2016, it is too early to provide stabilized production forecasts.

Future Development Costs

During fiscal 2016, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month period ended November 30, 2015 and 2014 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Oil and gas sales	$-	$6,029	$-	$10,198
Expenses	$199,458	$90,758	$431,754	$260,671
Net income (loss)	$(199,925)	$46,174	$(80,722)	$(69,924)

Revenues

During the nine month period ended November 30, 2015, we did not generated any revenue (November 30, 2014 - $10,198) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the nine month period ended November 30, 2015 to $431,754 as compared to $260,671 during the nine month period ended November 30, 2014.

The table below details the changes in major expenditures for the nine months ended November 30, 2015 as compared to the corresponding nine months ended November 30, 2014:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $30,512	Decrease due to less consulting services related to investor relation, market awareness, and oil and gas property during the quarter.
Office, travel and general expenses	Increase of $45,681	Increase due to increase in insurance, general office expenses, office rent, and travel expenses.
Professional fees	Decrease of $26,502	Decrease due to less professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Increase of $83,846	Increase due to new hiring of COO and VP of Exploration during the period.
Stock-based compensation	Increase of $107,021	Increase due to stock options granted during the period where no stock options were granted in the comparative period.

For the nine months ended November 30, 2015, we recorded a gain on the fair value adjustment of derivative financial liability of $350,818. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	November 30, 2015	February 28, 2015
Current Assets	$42,696	$104,116
Current Liabilities	$1,009,628	$1,124,840
Working Capital (Deficiency)	$(966,932)	$(1,020,724)

We had cash of $638 and a working capital deficit of $966,932 as of November 30, 2015 compared to cash of $26,858 and working capital deficit of $1,020,724 as of February 28, 2015.

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

Cash Flows

	Nine months ended November 30, 2015	Nine months ended November 30, 2014
Net Cash Provided by (Used in) Operating Activities	$(204,702)	$(344,174)
Net Cash Provided by (Used in) Investing Activities	$(15,466)	$(139,213)
Net Cash Provided by (Used in) Financing Activities	$190,565	$465,730
Net Increase in Cash	$(26,220)	$24,425

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2015, compared to our cash used in operating activities for the nine months ended November 30, 2014, decreased by $139,472, primarily due to decrease in non-cash items and non-cash working capital items from operations in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2015, compared to our cash used in investing activities for the nine months ended November 30, 2014, decreased by $123,747 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2015, compared to our cash provided by financing activities for the nine months ended November 30, 2014, decreased by $275,165 due to significant decrease in issuance of common stocks for cash of $749,051, but offset by increase in proceeds from related parties of $271,361.

Contractual Obligations

Our future contractual obligations as of November 30, 2015 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$18,723	$18,723	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2015, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $80,772 during the nine month period ended November 30, 2015, and an accumulated net loss of approximately $3,331,168 from inception (July 9, 2004) through November 30, 2015. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2015 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

A Statement of Claim was filed July 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of CAD$281,267.68 representing the amount owing for oil-field services and equipment, including cementing and fishing products and services provided by the Plaintiff.

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor will discontinue the claim and will provide a release to the Company.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,331,168 as at November 30, 2015. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our ability to produce and market natural gas and oil is affected and also may be harmed by:

•

the lack of pipeline transmission facilities or carrying capacity;

•

government regulation of natural gas and oil production;

•

government transportation, tax and energy policies;

•

changes in supply and demand; and

•

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

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

•

weather conditions;

•

economic conditions, including demand for petroleum-based products;

•

actions by OPEC, the Organization of Petroleum Exporting Countries;

•

political instability in the Middle East and other major oil and gas producing regions;

•

governmental regulations, both domestic and foreign;

•

domestic and foreign tax policy;

•

the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•

the price of foreign imports of oil and gas;

•

the cost of exploring for, producing and delivering oil and gas;

•

the discovery rate of new oil and gas reserves;

•

the rate of decline of existing and new oil and gas reserves;

•

available pipeline and other oil and gas transportation capacity;

•

the ability of oil and gas companies to raise capital;

•

the overall supply and demand for oil and gas; and

•

the availability of alternate fuel sources.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the nine month period ended November 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Date: January 14, 2016