Form 10-Q/A
period 2015-11-30
STRONGBOW RESOURCES INC.
filed 2016-01-15
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Due to the Company’s filing agent experiencing technical issues with their IT system, the Company was not able to submit the XBRL filing with the Form 10-Q for the period ended November 30, 2015. The Company has amended the filing to include the XBRL filing as at January 15, 2016.

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

Date: January 15, 2016