Form 10-K
period 2016-02-29
STRONGBOW RESOURCES INC.
filed 2016-06-13
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (403) 241-8912

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

22,270,712 shares of common stock at a price of $0.10 per share for an aggregate market value of $2,227,071.2.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of June 13, 2016, there were 31,082,567 shares of common stock outstanding.

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

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As of February 29, 2016, we recognized no revenue and we had a carrying value of approximately $568,000 in exploration costs to drill, complete and equip the Test Well, net of impairment charges recorded in prior years. As at February 29, 2016, we recorded $21,900 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

During the year ended February 29, 2016, we generated revenues of $nil from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $25,107 were added to the carrying value of the oil and gas properties.

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

As of June 13, 2016, we are working on the evaluation after each phase to determine a fair market price for the investment in order to reduce dilution to the current shareholders of our company. As the LOI is non-binding, there is no commitment from the Investor and any potential investment would be subject to satisfactory due diligence by the Investor.

Proposed Transaction

In February 2016, we entered into a term agreement with Daymak (a private company) whereby Daymak would enter into a reverse takeover (RTO) agreement with us under which we would acquire 100% of Daymak based on terms set in the agreement.  In April 2016, Strongbow and Daymak mutually agreed to terminate the term agreement.

Future Development Costs

During fiscal 2017 we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 32 additional wells (Including 16 Potential reserve category wells) at approximately $1,000,000 per well. Early estimates indicate the costs to perform the work outlined in our business plan would range from $37 million to $40 million.

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

Employees

As at June 13, 2016, we have two executive officers and no full-time employees. However, we use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,620,720 as at February 29, 2016. We may not be able to generate significant revenues in the future.  As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We have two executive officers and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our administrative office is located at 777 N. Rainbow Blvd., Suite 250, Las Vegas, Nevada 89107. Our operational office is located at 67 East 5th Avenue, Vancouver, British Columbia, Canada V5T 1G7.

Property

Reserves

Apex Energy Consultants Inc. ("Apex") has prepared a report dated April 27, 2016 (the "Apex 2016 Report"), in which it has evaluated as at March 1, 2016 the oil and natural gas reserves attributable to our principal properties.

The following table discloses our gross and net proved reserves, estimated using forecast prices and costs, by product type. "Forecast prices and costs" means future prices and costs used by Apex in the Apex Report that are generally accepted as being a reasonable outlook of the future, or fixed or currently determinable future prices or costs to which we are bound.

Oil and Gas Reserves Summary

VOLUMES IN IMPERIAL UNITS
	Oil		Natural Gas
					Associated and		Total BOE *
	Light, Medium, Shale		Solution		Non-Associated
	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	Mstb	Mstb	MMcf	MMcf	MMcf	MMcf	Mboe	Mboe
Proved Producing	19	18	0.0	0.0	0.0	0.0	19	18
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	19	18	0.0	0.0	0.0	0.0	19	18
Probable	104	90	0.0	0.0	0.0	0.0	104	90
Proved plus Probable	123	108	0.0	0.0	0.0	0.0	123	108
Possible	414	357	0.0	0.0	0.0	0.0	414	357
Proved plus Probable plus Possible	537	465	0.0	0.0	0.0	0.0	537	465

VOLUMES IN METRIC UNITS

					Associated and		Total BOE *
	Light, Medium, Shale		Solution		Non-Associated
	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	E3M3	E3M3	10[3] M3	10[3]M3	10[3]M3	10[3]M3	E3M3Boe	E3M3Boe
Proved Producing	3.1	2.9	0.0	0.0	0.0	0.0	3.1	2.9
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped reserves	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	3.1	2.9	0.0	0.0	0.0	0.0	3.1	2.9
Probable	16.4	14.2	0.0	0.0	0.0	0.0	16.4	14.2
Proved plus Probable	19.5	17.1	0.0	0.0	0.0	0.0	19.5	17.1
Possible	65.8	56.7	0.0	0.0	0.0	0.0	65.8	56.7
Proved plus Probable plus Possible	85.3	73.8	0.0	0.0	0.0	0.0	85.3	73.8

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

	Before Income Taxes					After Income Taxes
	0%	5%	10%	15%	20%	0%	5%	10%	15%	20%
RESERVES CATEGORY	$M	$M	$M	$M	$M	$M	$M	$M	$M	$M
Producing	841	727	637	564	505	614	531	465	412	369
Proved Developed Non-Producing	0	0	0	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0	0	0	0
Proved	841	727	637	564	505	614	531	465	412	369
Probable	2,471	1,100	175	-465	-916	1,804	718	-17	-528	-889
Proved plus Probable	3,312	1,827	811	99	-411	2,418	1,249	448	-116	-520
Possible	10,584	4,885	1,088	-1,445	-3,177	7,726	3,155	142	-1,889	-3,280
Proved plus Probable plus Possible	13,896	6,682	1,899	-1,345	-3,588	10,144	4,403	589	-2,044	-3,800

The following two tables provide additional information regarding the future net revenue attributable to total proved reserves outlined in the previous table. This table discloses, in the aggregate, certain elements of our future net revenue attributable to our proved reserves and our proved plus probable reserves, estimated using forecast prices and costs, and calculated without discount.

	Revenue	Royalties	Op. Costs	Cap. Costs	Well Aband Costs	Future Net Revenue Bef. Inc. Taxes	Income Taxes	Future Net Revenue After Income Taxes
RESERVES CATEGORY	$M	$M	$M	$M	$M	$M	$M	$M
Producing	1,362	94	368	0	59	841	0	0
Proved Developed Non- Producing	0	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0	0
Proved	1,362	94	368	0	59	841	0	0
Probable	9,491	1,295	1,891	3,638	196.8	2,471	0	0
Proved plus Probable	10,853	1,389	2,259	3,638	256	3,312	0	0
Possible	39,158	5,501	7,623	14,656	794	10,584	0	0
Proved plus Probable plus Possible	50,011	6,890	9,882	18,294	1,050	13,896	0	0

This table discloses, by production group, the net present value of our future net revenue attributable to our proved and our proved plus probable reserves, before deducting future income tax expenses, estimated using forecast prices and costs, and calculated using a 10 percent discount rate.

Future Net Revenues Before Income Taxes (discounted at 10%)

RESERVES CATEGORY	M$
Producing	933
Proved Developed Non-Producing	0
Proved Undeveloped	0
Proved	933
Probable	4,730
Proved plus Probable	5,663
Possible	18,809
Proved plus Probable plus Possible	24,472

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

The term "Boe" may be misleading, particularly if used in isolation. A Boe conversion ratio of eight thousand cubic feet of natural gas to barrels of oil (8 Mcf: 1 Bbl) is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead. Given the value ratio based on the current price of crude oil as compared to natural gas is significantly different from the energy equivalency of 8 Mcf :1 Bbl, utilizing a conversion ratio at 8 Mcf: 1 Bbl may be misleading as an indication of value.

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

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 29, 2016.

Apex Energy 2016 Price assumptions were used to determine cash flows in the non- fixed price tables.

Price Assumptions
Effective Date	WTI	Edmonton Light ((Alberta))	Compeer Price Differential	Apex Escalated Oil Price
	US$/bbl	$/bbl	$/bbl	$/bbl
2016	37.00	50.88	$2.00	$48.88
2017	40.00	50.58	$2.00	$48.58
2018	55.00	58.96	$2.09	$56.96
2019	60.00	77.44	$2.00	$75.44
2020	70.00	91.00	$2.00	$89.00
2021	75.00	98.00	$2.00	$96.00
2022	80.00	105.01	$2.00	$103.01
2023	85.00	112.00	$2.00	$110.00
2024	87.88	114.81	$2.00	$112.81
2025	89.63	117.11	$2.00	$115.11
2026	91.42	119.45	$2.00	$117.45
2027	93.25	121.84	$2.00	$119.84
2028	95.12	124.28	$2.00	$122.28
2029	97.02	126.76	$2.00	$124.76
2030	98.96	129.30	$2.00	$127.30
2031	100.94	131.88	$2.00	$129.88
2032	102.96	134.52	$2.00	$132.52

Proved undeveloped reserves and Probable Reserves.

We have no proved undeveloped reserves as at February 29, 2016.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 29, 2016, including proved undeveloped reserves converted into proved developed reserves.

The proved producing reserves found during the year were previously in the “prospective resource” category of classification according to the Canadian Oil and Gas Handbook.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

Our net probable reserves are 89,600 Bbls of oil.  This was assumed by Apex to be the additional reserves to be developed in section 29-33-2W4 by drilling on a normal 4 horizontal well per section drilling pattern. This is slightly lower than the net 88,300 Bbls booked in 2015.

One producing well was drilled Big Lake Compeer 100/04-32-033-02W4/00 in the fiscal year ended February 28, 2013.  As a result of this well, our proved producing reserves went from nil to 30,000 Bbls of oil and 125.9 MMcf net last year to us.

Oil and gas production, production prices and production costs.

We have not had any oil sales or production during the years ended February 28, 2013 and 2014.

During the year ended February 28, 2015, we generated revenues of $9,107 from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $24,717 are added to the carrying value of the oil and gas properties.

During the year ended February 29, 2016, we generated revenues of $nil from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $25,107 are added to the carrying value of the oil and gas properties.

As of June 13, 2016, it is too early to provide stabilized production forecasts.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive well in the Compeer area of eastern Alberta in the fiscal year ending February 29, 2016.  There was no previous drilling or exploratory activities.

The Test Well was spudded on May 27, 2012 and was drilled vertically 905 meters (2,977 feet) into the Bakken formation. We cut two full bore cores, one from each of the Viking and Bakken formations, and also ran a drill stem test in the Viking formation. The plug samples taken from the Viking formation exhibited strong oil fluorescence indicating light oil and had between 16% and 23% porosity in the samples. We estimate the net sand pay in the well is approximately 5 meters (16.45 feet). The Bakken formation was found to be uneconomic and was abandoned. Based on our evaluation, we elected to drill a horizontal leg to the Test Well running 1,045 meters (3,435 feet) into the Viking formation. The total depth drilled in the Test Well met the contract depth requirements under the Agreement. Initial production from the Test Well has been limited by a higher than expected gas solution content. It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. Stabilized production was not seen in the 4-32 well until September 2013. As of February 2015, the production was 20 bbl /d of fluid with varying water cut from 25% to 50%. Production for the fiscal year to February 29, 2016 is 0 Bbls.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company.

Provincial Court of Alberta (Civil)	January 22, 2016	Plaintiff: Geologic Systems Ltd. Defendant: Strongbow Resources Inc.

A Civil Claim was filed on January 22, 2016, whereby the Plaintiff is suing the Defendant for the sum of CAD$25,514.14 (plus interest) representing the amount owing for software data and licensing fees pursuant to a license agreement entered into on February 12, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on OTC Markets Group’s OTCQB under the trading symbol “STBR”. The following chart shows the high and low bid prices as quoted by the OTCQB for each quarter for the fiscal years ended February 29, 2016 and February 28, 2015. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
February 29, 2016	$0.22	$0.04
November 30, 2015	$0.11	$0.05
August 31, 2015	$0.50	$0.10
May 31, 2015	$0.68	$0.20
February 28, 2015	$0.74	$0.51
November 30, 2014	$0.78	$0.65
August 31, 2014	$0.78	$0.58
May 31, 2014	$1.24	$0.60

On June 10, 2016, the closing price of our common stock as reported by the OTCQB was $0.21 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Issuer Direct Corporation.

Holders of Common Stock

As of June 13, 2016, there were 63 holders of record of our common stock. As of such date, 31,082,567 shares were issued and outstanding.

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

•

we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at February 29, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders(1)	2,600,000	$0.10	2,979,335
Total	2,600,000	$0.10	2,979,335

(1)

Effective April 19, 2014, our board of directors approved the 2014 Stock Option Plan, pursuant to which we may grant stock options to purchase up to 5,579,335 shares of our common stock. The purpose of the 2014 Stock Option is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors select, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

Recent sales of unregistered securities

Other than as disclosed below, since the beginning of our fiscal year ended February 29, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On January 13, 2016, we issued 125,000 shares of our common stock to Kent Edney, former Chief Operating Officer of our company pursuant to an employment agreement dated April 23, 2015. We issued the shares to one non-U.S. person pursuant to Regulation S of the Securities Act of 1933, as amended, and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

General

We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of June 13, 2016 we did not have any revenue from commercial production.

Results of Operations

Years Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 29, 2016 and February 28, 2015 which are included herein:

	February 29, 2016	February 28, 2015
Revenue	$-	$-
Expenses	(574,894)	(665,516)
Net Loss	$(370,324)	$(355,479)

Revenues

During the years ended February 29, 2016 and February 28, 2015, we did not generate any revenues from commercial production.

Expenses

Expenses decreased during the year ended February 29, 2016 to $574,894 as compared to $665,516 during the year ended February 28, 2015.

The table below details the changes in major expenditures for the year ended February 29, 2016 as compared to the corresponding year ended February 28, 2015:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Decrease of $14,700	Decrease due to the change in foreign exchange rates from CAD to the US dollar as management compensation (in CAD) remained unchanged in both fiscal years.
Office, travel and general expenses	Decrease of $56,751	Decrease due to decreases in insurance, general office expenses, office rent, and travel expenses as part of cost cutting initiatives.
Professional fees	Decrease of $38,810	Decrease due to less professional services used for corporate filings, accounting, and legal services.
Salaries and benefits	Increase of $127,910	Increase due to new hiring of COO and VP of Exploration during the year.
Stock-based compensation	Increase of $107,172	Increase due to stock options granted during in November 2015 whereas no stock options were granted in the comparative year.

For the year ended February 29, 2016, we recorded a gain on the fair value adjustment of derivative financial liability of $229,327. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	At February 29, 2016	At February 28, 2015
Current assets	$33,514	$82,068
Current liabilities	1,286,228	1,124,840
Working capital deficit	$(1,252,714)	$(1,042,772)

We had cash of $22,426 and a working capital deficit of $1,252,714 as of February 29, 2016 compared to cash of $26,858 and working capital deficit of $1,042,772 as of February 28, 2015.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be similar to fiscal 2016 during the upcoming fiscal year. In connection with oil and gas operations, we will retain the same number of executive officers. As a result, we estimate our general and administrative expense will be consistent during the next twelve months.

Our company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the issuance of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 29, 2016, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	12 months	12 months
	ended	ended
	February 29,	February 28,
	2016	2015
Cash used in operating activities	$(238,717)	$(623,099)
Cash provided by financing activities	282,793	626,811
Cash used in investing activities	(47,736)	(20,120)
Effect of Foreign Exchange	(772)	129
Change in cash	$(4,432)	$(16,279)

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 29, 2016, compared to our cash used in operating activities for the twelve months ended February 28, 2015, decreased by $384,382, primarily due to decrease in non-cash items and non-cash working capital items from operations in the current year.

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 29, 2016, compared to our cash provided by financing activities for the twelve months ended February 28, 2015, decreased by $344,018 due to less proceeds received from common stock issued for cash (which was partly offset by repayment of advances and notes payable in the comparative year).  Even though proceeds received from common stock issued for cash was lower in the current year, we received cash for a future obligation to issue shares along with higher net proceeds received from related parties.

Cash Used in Investing Activities

Our cash used in investing activities for the twelve months ended February 29, 2016, compared to our cash used in investing activities for the twelve months ended February 28, 2015, increased by $27,616 due to an increase of expenditures on oil and gas properties.  However, in the comparative year, we purchased equipment which did not occur in the current year.

Outstanding Shares, Options, Warrants and Convertible Securities

As of June 13, 2016, we have 31,082,567 shares of common stock outstanding, 2,300,000 stock options outstanding and 1,280,000 warrants outstanding. In addition, as of June 13, 2016, 1,000,000 shares of our common stock and 1,000,000 warrants are issuable upon conversion of a secured convertible debenture with a principal of $200,000 with an interest rate of 10% per annum.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 29, 2016, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $370,324 during the 12 month period ended February 29, 2016, and $3,620,720 from inception (July 9, 2004) through February 29, 2016. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Recently issued accounting pronouncements

The Company adopted accounting pronouncements that are applicable effective March 1, 2015.  There was no material impact on adoption of these recent accounting pronouncements on its financial position, results of operations or cash flows.

The Company has also reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it.  It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

FEBRUARY 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strongbow Resources Inc.

We have audited the accompanying balance sheets of Strongbow Resources Inc. as of February 29, 2016 February 28, 2015, and the related statements of operations, cash flows and stockholders’ deficit for the years ended February 29, 2016 and February 28, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position Strongbow Resources Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years ended February 29, 2016 and February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

June 13, 2016

STRONGBOW RESOURCES INC.
BALANCE SHEETS

	February 29, 2016	February 28, 2015
	$	$

ASSETS

Current assets
Cash	22,426	26,858
Receivable	3,279	4,680
Prepaid expense and other	7,809	50,530
	33,514	82,068
Non-current assets
Deposit	32,224	22,048
Equipment	57,236	65,421
Oil and gas properties, full cost method	568,151	587,770
	691,125	757,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	632,983	558,591
Accrued liabilities	99,765	35,937
Due to related parties	334,869	130,884
Note payable	18,475	19,965
Derivative financial liabilities	150,136	379,463
Subscriptions received	50,000	-
	1,286,228	1,124,840

Asset retirement obligation	21,900	21,515
	1,308,128	1,146,355

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
30,029,046 common shares (29,881,824 at February 28, 2015)	21,919	21,772
Additional paid in capital	3,115,078	2,962,947
Accumulated other comprehensive loss	(133,280)	(123,371)
Accumulated deficit	(3,620,720)	(3,250,396)
	(617,003)	(389,048)
	691,125	757,307

Subsequent events (Note 11)

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS

	For the years ended
	February 29, 2016	February 28, 2015
	$	$

General and administrative expenses
Accretion	2,061	1,704
Consulting	103,799	97,908
Depreciation	3,419	3,462
Impairment of oil and gas property	-	221,648
Management fees	91,824	106,524
Office, travel and general	73,327	130,078
Professional fees	65,382	104,192
Salaries and benefits	127,910	-
Stock-based compensation	107,172	-

Loss from operations	(574,894)	(665,516)

Write-off of advances receivable	(25,000)	-
Gain on settlement of debt	-	109,392
Interest income	243	156
Gain on fair value adjustment of derivative financial liabilities	229,327	200,489

Net loss	(370,324)	(355,479)

Foreign currency translation	(9,909)	(101,811)

Comprehensive loss	(380,233)	(457,290)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of basic
common shares outstanding	29,894,089	28,898,624

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	February 29, 2016	February 28, 2015
	$	$

Cash flows used in operating activities
Net loss	(370,324)	(355,479)
Non-cash items
Accretion	2,061	1,704
Depreciation	3,419	3,462
Shares issued for salaries and benefits	37,500	-
Stock-based compensation	107,172	-
Write-off of advances receivable	25,000	-
Gain on settlement of debt	-	(109,392)
Gain on fair value adjustment of derivative financial liabilities	(229,327)	(200,489)
Impairment of oil and gas properties	-	221,648
Interest income accrued	(243)	-
Foreign exchange	31,674	-
Changes in non-cash working capital items
Receivable	1,401	(2,978)
Prepaid expenses and other	17,721	(72,497)
Accounts payable and accrued liabilities	135,229	(109,078)
Cash used in operating activities	(238,717)	(623,099)

Cash flows used in investing activities
Expenditures on oil and gas properties	(35,399)	(11,243)
Deposits on oil and gas properties	(12,337)	-
Expenditures on equipment	-	(8,877)
Cash used in investing activities	(47,736)	(20,120)

Cash flows from financing activities
Common stock issued for cash	7,606	756,657
Subscriptions received	50,000	-
Repayments of advances and notes payable	-	(212,340)
Net proceeds from related parties	225,187	82,494
Cash provided by financing activities	282,793	626,811

Effect of foreign exchange	(772)	129

Change in cash	(4,432)	(16,279)
Cash, beginning of year	26,858	43,137
Cash, end of year	22,426	26,858

Non-cash transactions
Accrued expenditures on oil and gas properties	10,292	10,358
Common stock issued as repayment of note payable	-	376,923
Common stock issued as settlement of accounts payable	-	156,000
Accrued expenditures on equipment	-	7,541

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

					Accumulated
	Common Stock		Additional	Accumulated	Other	Total
	Number		Paid In	Deficit	Comprehensive	Stockholders'
	of Shares	Amount	Capital		Loss	Deficit
		$	$	$	$	$
Balance, February 28, 2014	27,896,697	19,787	2,255,304	(2,894,917)	(21,560)	(641,386)

Common stock issued for cash	1,246,666	1,247	755,410	-	-	756,657
Value of warrants issued	-	-	(579,952)	-	-	(579,952)
Common stock issued as repayment of note payable	538,461	538	376,385	-	-	376,923
Common stock issued as settlement of accounts payable	200,000	200	155,800	-	-	156,000
Net loss	-	-	-	(355,479)	-	(355,479)
Foreign currency translation	-	-	-	-	(101,811)	(101,811)
Balance, February 28, 2015	29,881,824	21,772	2,962,947	(3,250,396)	(123,371)	(389,048)

Common stock issued for cash	22,222	22	7,584	-	-	7,606
Stock-based compensation	-	-	107,172	-	-	107,172
Shares issued for salaries and benefits	125,000	125	37,375	-	-	37,500
Net loss	-	-	-	(370,324)	-	(370,324)
Foreign currency translation	-	-	-	-	(9,909)	(9,909)
Balance, February 29, 2016	30,029,046	21,919	3,115,078	(3,620,720)	(133,280)	(617,003)

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2016, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,620,720.

As at February 29, 2016, two Statements of Claim totaling $208,236 (CAD$281,781) are outstanding against the Company and is recorded in accounts payable.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, the assumptions used to record asset retirement obligations, the assumptions used to determine the fair value of derivative financial liabilities, and the estimated useful life of equipment.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, stockholders’ deficit accounts are translated at historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income (loss). The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Fair Value of Financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, accounts payable, amounts due to related party, and notes payable approximates their carrying value due to their short-term nature.

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

Revenue

Revenue is recognized when:

•

The significant risks and rewards of ownership have been transferred;

•

Neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold has been retained;

•

The amount of revenue can be measured reliably; and

•

The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Revenue is measured at the fair value of consideration received or receivable.

Proceeds from the sale of oil and gas prior to commercial production are credited to costs deferred during development.

Recent Accounting Pronouncements

Recent pronouncements with future effect dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

During the year ended February 29, 2016, net proceeds of $nil (February 28, 2015 - $9,107) were received from the sales of oil less direct costs of $25,107 (February 28, 2015 - $24,717) were added to the carrying value of the oil and gas properties.

As of February 29, 2016, the Company has incurred $568,151 (February 28, 2015 - $587,770) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods.

As at February 29, 2016, the Company has $32,224 (February 28, 2015 - $22,048) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

4.    EQUIPMENT

	February 29, 2016
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	66,038	8,802	57,236

	February 28, 2015
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	71,364	5,943	65,421

5.

NOTE PAYABLE

As at February 29, 2016, the Company had $18,475 (CAD$25,000) (February 28, 2015 - $19,965 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

During the year ended February 28, 2015, the Company paid $177,571 and issued 538,461 common shares with a fair value of $376,923 to settle notes payable of $492,674. As a result, the Company recorded a loss on settlement of debt of $61,820.

During the year ended February 28, 2015, the Company settled $413,265 of debt for an aggregate settlement amount of $233,752 with various vendors and recognized a net gain on settlement of $171,212 net of GST of $8,301.

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

The undiscounted estimate of this liability was $36,950 (CAD$50,000) (February 28, 2015 - $39,930 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $21,900 (CAD$29,660) (February 28, 2015 - $21,515 (CAD$26,941)) as at February 29, 2016.

7.

DERIVATIVE FINANCIAL LIABILITIES

$
Balance, February 28, 2014	-
Warrants issued	579,952
Fair value adjustment	(200,489)
Balance, February 28, 2015	379,463
Fair value adjustment	(229,327)
Balance, February 29, 2016	150,136

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted average market assumptions:

	February 29, 2016	February 28, 2015
Volatility	235%	126%
Risk-free interest rate	0.68%	0.79%
Expected life	1.43 years	2.44 years
Dividend yield	nil	nil

8.     SHARE CAPITAL

During the year ended February 29, 2016:

In August 2015, the Company issued 22,222 shares at CAD $0.45 for gross proceeds of $7,606 (CAD$10,000) in subscriptions for a private placement.

In January 2016, the Company issued 125,000 shares to a former officer for an employment contract entered in April 2015. The fair value of the shares issued was $37,500, and is included in salaries and benefits.

During the year ended February 29, 2016, the Company received $50,000 (2015 - $Nil) in subscriptions for private placement  that was completed subsequent to year end (Note 11 c).

During the year ended February 28, 2015:

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

In October 2014, the Company issued 538,461 common shares with a fair value of $0.70 per share to settle notes payable of $492,674 (Note 5).

Warrants

A summary of the share purchase warrants outstanding and exercisable at February 29, 2016 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
1.50	80,000	August 26, 2016
1.00	1,000,000	September 3,2017 (1)

(1) Subsequent to year end, the Company modified the exercise of these warrants to $0.40 and extended their expiry date to March 8, 2019. (Note 11(d)).

The weighted average exercise price is $1.04 and weighted average life of the warrants is 1.44 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 5,579,335 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

In November 2015, the Company granted 2,600,000 stock options for a period of five years, valued at $0.04 per option for a total value of $107,172 calculated using the Black-Scholes option pricing model assuming a life expectancy of five years, a risk free rate of 1.59%, a forfeiture rate of 0%, and volatility of 168%.

A summary of the stock options outstanding and exercisable at February 29, 2016 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,600,000	November 3, 2020	286,000

As at February 29, 2016, the remaining contractual life of the stock options outstanding was 4.68 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $0.21 per share as of February 29, 2016.

9.

RELATED PARTY TRANSACTIONS

During the year ended February 29, 2016, the Company

•

Incurred a total of $91,824 (February 28, 2015 - $106,524) in management fees to a director and officer of the Company.

•

Incurred a total of $3,634 (February 28, 2015 - $10,564) in consulting fees to a director and officer of the Company.

•

Incurred a total of $108,262 (February 28, 2015 - $Nil) to the former chief operating officer of the Company included in salaries and benefits. Of this amount, $37,500 was issued in shares of the Company.

•

Incurred a total of $107,172 (February 28, 2015 - $Nil) in share-based payments to directors and management of the Company.

As at February 29, 2016, $22,170 (CAD$30,000) (February 28, 2015 - $Nil) was owing to the former chief operating officer of the Company and has been included in accrued liabilities. This amount is non-interest bearing and unsecured.

Due to related parties consist of the following:

	February 29, 2016	February 28, 2015
	$	$
Due to directors and officers of the Company	334,869	130,884

All of the Company’s advances from related parties are non-interest bearing, unsecured, and payable upon demand.

10.

INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 29, 2016	February 28, 2015
	$	$
Loss before income taxes	(370,324)	(355,479)
Statutory tax rate	35%	35%
Expected recovery of income taxes computed at statutory rates	(129,613)	(124,418)
Permanent differences	(42,754)	(106,650)
Reconciliation of tax rates and other	(131,873)	(86,932)
Change in valuation allowance	304,240	318,000
Provision for income taxes	-	-

The significant components of deferred income tax assets at February 29, 2016 and February 28, 2015 are as follows:

	February 29, 2016	February 28, 2015
Deferred income tax assets:
Operating loss carry forward	1,208,645	920,000
Oil and gas properties	345,595	330,000
Less valuation allowance	(1,554,240)	(1,250,000)
Deferred income tax assets, net	-	-

At February 29, 2016, the Company had accumulated non-capital loss carry-forwards of approximately $3,450,000 that expire from 2025 through 2036.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Tax attributes are subject to review, and potential adjustment by tax authorities.

11.

SUBSEQUENT EVENTS

Subsequent to February 29, 2016:

a)

The Company received an advance of $20,692 (CAD$28,000) from the CEO of the Company. This amount is non-interest bearing with no specific terms of repayment.

b)

The Company entered into debt settlement agreements with two creditors. In accordance with the agreements, the Company settled debt in the amount of $91,439 (CAD$123,733) by the issuance of 353,521 common shares of the Company.

c)

The Company issued 500,000 units as a price of $0.10 per unit for gross proceeds of $50,000 (received during the year ended February 29, 2016) (Note 8). Each unit consists of one share of the Company and one share purchase warrant. Each warrant will entitle the holder to acquire one additional share of the Company at a price of $0.40 per share for a period of two years.

d)

The Company amended and restated the warrant certificate with a third party to reduce the exercise price of 1,000,000 share purchase warrants from $1.00 to $0.40 per warrant and extend the expiry date from September 3, 2017 to March 8, 2019 (Note 8).

e)

The Company issued a secured convertible debenture to a third party for a principal of $200,000 with an interest rate of 10% per annum for a period of six months. The holder can convert the principal amount and any unpaid interest into units of the Company at the option of the holder. Each unit will consist of one common share of the Company and one share purchase warrant. Each warrant will entitle the holder to acquire one additional share of the Company at a price of $0.40 per share for a period of two years. In addition, the Company issued 200,000 bonus units to the holder. Each bonus unit consists of one common share of the Company and one share purchase warrant. Each warrant will entitle the holder to acquire one additional share of the Company at a price of $0.40 per share for a period of two years.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 29, 2016. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 29, 2016 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Caetano	Chief Executive Officer, President, Secretary, Treasurer and Director	43	July 30, 2013
Robert DaCunha	Chief Financial Officer and Director	41	November 30, 2013

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Michael Caetano, Chief Executive Officer, President, Secretary and Treasurer and Director

Michael Caetano joined our board of directors and became our president, chief executive officer secretary and treasurer on July 30, 2013.  He has over 20 years of successful business development and leadership in a wide variety and range of businesses. Along with his business experience he specializes in capital funding, mergers and acquisitions. Mr. Caetano possesses a combination of high energy, entrepreneurial spirit and innate curiosity which will serve Strongbow well in its goal of emerging into a successful junior oil and gas exploration and production company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 29, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Michael Caetano	1	Nil	Nil
Robert DaCunha	1	Nil	Nil
Robert Madzej	1	Nil	Nil
Kent Edney	Nil	1	1

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

Term of Office

Our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their death, resignation or removal. Our board of directors appoints our executive officers, and our executive officers serve at the pleasure of our board of directors.

Committees of the Board

Our board of directors held no formal meetings during the year ended February 29, 2016. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

AUDIT COMMITTEE DISCLOSURE

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee including the text of the Audit Committee’s Charter, composition of the Committee, and the fees paid to the external auditor. We provide the following disclosure with respect to our board of directors, which acts as our Audit Committee:

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

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our board of directors.

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

Board of Directors

The Board is comprised of Michael Caetano and Robert DaCunha. None of the Company’s directors are independent as each director is also an officer of the Company.

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

Nomination of Directors

Our directors are responsible for identifying individuals qualified to become new directors and recommending to the Board new director nominees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 29, 2016;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2016 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 29, 2016 and February 28, 2015, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Caetano(1) President, Chief Executive Officer, Secretary, Treasurer and Director	2016 2015	91,824(5) 106,524	Nil Nil	Nil Nil	82,440(7) Nil	Nil Nil	Nil Nil	Nil Nil	174,264 106,524
Robert DaCunha(2) Chief Financial Officer and Director	2016 2015	3,634(6) 10,564	Nil Nil	Nil Nil	12,366(7) Nil	Nil Nil	Nil Nil	Nil Nil	16,000 10,564
Robert Madzej(3) Former Chief Operating Officer and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	12,366(8) Nil	Nil Nil	Nil Nil	Nil Nil	12,366 Nil
Kent Edney(4) Former Chief Operating Officer	2016 2015	48,592 N/A	22,170 N/A	37,500 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	108,262 N/A

(1)

Mr. Michael Caetano was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on July 30, 2013.

(2)

Mr. Robert DaCunha was appointed as our Chief Financial Officer and a director on November 30, 2013.

(3)

Mr. Robert Madzej was appointed as our Chief Operating Officer and a director on November 30, 2013. Effective April 23, 2015, Mr. Madzej resigned as our Chief Operating Officer. On February 1, 2016, Mr. Madzej resigned as director.

(4)

Mr. Kent Edney was appointed as our Chief Operating Officer on April 23, 2015. On September 28, 2015, Mr. Edney resigned as our Chief Operating Officer.

(5)

Mr. Caetano was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were accrued.

(6)

Mr. DaCunha was compensated in the form of consulting fees paid personally, for services rendered in the normal course of operations.

(7)

On November 3, 2015, the Company granted 2,600,000 stock options for a period of five years, valued at $0.04 per option for a total value of $107,172 calculated using the Black-Scholes option pricing model assuming a life expectancy of five years, a risk free rate of 1.59%, a forfeiture rate of 0%, and volatility of 168%.

Compensation Discussion and Analysis

Other than as described below, we have not entered into any agreements or understandings with our executive officers.

We entered into an employment agreement (the “Agreement”) dated April 23, 2015 with Mr. Edney, whereby we agreed to pay Mr. Edney an annual salary in the amount of CAD$144,000, payable in equal semi-monthly instalments for his services as chief operating officer. Mr. Edney was entitled to receive an annual bonus in an amount of up to 40% of his annual salary for the achievement of certain milestones with respect to the business of our company, such milestones and bonus to be determined by the compensation committee of our company.  Mr. Edney would also receive a one-time signing payment in the amount of CAD$30,000 in cash payable within two months from the date of the Agreement and a total of 500,000 shares of our company, of which 125,000 shares were to be issued every three months from the date of the Agreement up to one year.  Pursuant to the Agreement, we also agreed to grant Mr. Edney stock options to purchase an aggregate of 500,000 shares of our company at a price of $0.50 each. The stock options were to vest immediately on the date of grant and to be exercisable for five years from the date of grant. In addition, we agreed to reimburse Mr. Edney for all out-of-pocket expenses actually, necessarily and properly incurred by Mr. Edney in the discharge of his duties for our company, and Mr. Edney was entitled to receive an additional lump sum amount that is equal to two month’s salary over and above his annual salary and other compensation in the event that Mr. Edney’s employment was terminated without cause or Mr. Edney resigns for good cause. Pursuant to the Agreement, Mr. Edney is subject to certain non-competition and confidentiality obligations.

On September 28, 2015, Mr. Edney resigned as chief operating officer of the Company.  As part of the Agreement, 125,000 shares of the 500,000 shares of the Company were issued with the remaining common shares yet to be issued.  In addition, the $30,000 signing bonus is still payable as at February 29, 2016.

Effective November 3, 2015, we granted a total of 2,600,000 stock options to Michael Caetano, Robert Da Cunha and Robert Madzej (2,000,000 options, 300,000 options and 300,000 options, respectively). The stock options are exercisable at the exercise price of US$0.10 per share for a period of five years from the date of grant. All of these stock options vested on the date of grant. On February 1, 2016, Mr. Madzej resigned as director and his stock options were terminated upon the expiration of three months from the date of his resignation.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 29, 2016:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Caetano	2,000,000	Nil	Nil	0.10	11/03/2020	Nil	Nil	Nil	Nil
Robert DaCunha	300,000	Nil	Nil	0.10	11/03/2020	Nil	Nil	Nil	Nil
Robert Madzej	300,000	Nil	Nil	0.10	11/03/2020	Nil	Nil	Nil	Nil
Kent Edney	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

We have no directors who were not named executive officers for the year ended February 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by beneficial owner of more than 5% of our common stock, named executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class [1]
Common Stock	Michael Caetano 3569 Twinmaple Drive Mississauga, ON, L4Y 3P9	2,750,000(2)	Direct	8.85%
Common Stock	Robert DaCunha 68 Armstrong Avenue Toronto, ON M6H 1V8	303,333(3)	Direct	0.97%
Common Stock	Robert Madzej 5 – 331 Riverside Drive North Vancouver, BC V7H 1V2	Nil		Nil
Common Stock	Kent Edney 14 Mt. Alberta Bay SE Calgary, AB T2Z 3N7	125,000	Direct	0.01%
	Directors & Current Executive Officers as a group (2 persons)	3,053,333		9.82%

Common Stock	Holloman Minerals Pty Ltd. Unit 8-8, 88 Forrest Street Cottesloe, WA 6017	6,600,000	Direct	21.23%
Common Stock	Lai Chi Hung Ricky 7B Block 2, 25 Tai Hang Drive Jardine’s Lookout Hong Kong	2,500,000	Direct	8.04%
Common Stock	Larca Pty Ltd. Unit 8-9 88 Forrest Street Cottesloe, WA 96017 Australia	1,650,000	Direct	5.31%
Common Stock	Tryon N, and Dolores A. Sisson Living Trust 1279 Westwind Circle Westlake Village, CA 91361	4,4000,000(4)	Direct	13.02%

* Less than 1%.

1 Percentage of ownership is based on 31,082,567 common shares issued and outstanding as of June 13, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

2

Includes stock options which allow the holder to purchase 2,000,000 additional shares.

3

Includes stock options which allow the holder to purchase 300,000 additional shares.

4

Includes warrants which allow the holder to purchase 1,700,000 additional shares and includes 500,000 shares and 500,000 warrants which allow the holder to purchase 500,000 additional shares on conversion of a 10% secured convertible debenture.

Changes in Control

To the knowledge of management and other than as discussed below, there are no present arrangements or pledges of securities of which may result in a change in the control of our company. We are aware that Holloman Minerals Pty Ltd. may transfer its shares to five other shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2014, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

During the year ended February 29, 2016, the Company:

•

Incurred or accrued a total of $91,824 (February 28, 2015 - $106,524) in management fees to Michael Caetano, a director and officer of the Company. As at February 29, 2016, $331,145 (February 28, 2015 - $130,038) was owing to Michael Caetano and have been included in due to related parties. The amounts are non-interest bearing and unsecured.

•

Incurred or accrued a total of $3,634 (February 28, 2015 - $10,564) in consulting fees to Robert DaCunha, a director and officer of the Company. As at February 29, 2016, $3,724 (February 28, 2015 - $846) was owing to Robert DaCunha and have been included in due to related parties. The amounts are non-interest bearing and unsecured.

•

As at February 29, 2016, $22,170 (February 28, 2015 - $nil) was owing to Kent Edney, a former chief operating officer of the Company.  The amount is non-interest bearing and unsecured.

Director Independence

Our common stock is quoted on the OTCQB, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Michael Caetano and Robert DaCunha serve in executive capacities, we determined that we have no "independent directors" as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 29, 2016 and February 28, 2015 for professional services rendered by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Professional Accountants:

Fees	2016	2015
Audit Fees	$13,269	$13,582
Audit Related Fees	9,105	12,161
Tax Fees	-	1,332
Other Fees	-	-
Total Fees	$22,374	$27,075

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
10.2

Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)

10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
10.4	Stock Option Agreement dated November 3, 2015 with Michael Caetano (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.5	Stock Option Agreement dated November 3, 2015 with Robert DaCunha (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.6	Stock Option Agreement dated November 3, 2015 with Robert Madzej (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.7	Debt Settlement Agreement dated April 11, 2016 with Apex Energy Consultants Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.8	Debt Settlement Agreement dated April 11, 2016 with Chamonix Canada Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRONGBOW RESOURCES INC.

By: /s/ Michael Caetano

Michael Caetano

President, Chief Executive Officer, Secretary, Treasurer and Director

(Principal Executive Officer)

Date: June 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Caetano

Michael Caetano

President, Chief Executive Officer, Secretary, Treasurer and Director

(Principal Executive Officer)

Date: June 13, 2016

By: /s/ Robert DaCunha

Robert DaCunha

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: June 13, 2016