Form 10-Q
period 2016-05-31
STRONGBOW RESOURCES INC.
filed 2016-07-15
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of July 15, 2016, there were 31,082,567 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

MAY 31, 2016

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
BALANCE SHEETS

	May 31, 2016	February 29, 2016
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	2,410	22,426
Receivable	4,198	3,279
Prepaid expense and other	13,256	7,809
Due from related party	87,319	-
	107,183	33,514

Non-current assets
Deposit	33,324	32,224
Equipment	58,228	57,236
Oil and gas properties, full cost method	586,449	568,151
	785,184	691,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	491,647	632,983
Accrued liabilities	118,234	99,765
Due to related parties	337,497	334,869
Notes payable	19,070	18,475
Convertible debenture	4	-
Derivative financial liabilities – warrants	293,955	150,136
Derivative financial liabilities – conversion feature	195,691	-
Subscriptions received	-	50,000
	1,456,098	1,286,228

Asset retirement obligation	23,170	21,900
	1,479,268	1,308,128

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
31,082,567 common shares (30,029,046 at February 29, 2016)	22,973	21,919
Additional paid in capital	3,190,876	3,115,078
Accumulated other comprehensive loss	(153,170)	(133,280)
Accumulated deficit	(3,754,763)	(3,620,720)
	(694,084)	(617,003)
	785,184	691,125

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended May 31,
	2016	2015
	$	$

General and administrative expenses
Accretion	570	543
Consulting	25,481	14,414
Depreciation	859	902
Management fees	23,079	24,225
Office, travel and general	(4,832)	10,092
Professional fees	16,024	21,960
Salaries and benefits	-	37,211

Loss from operations	(61,181)	(109,347)

Gain on settlement of debt	60,232	-
Interest expense	(73,831)	-
Interest income	62	49
Gain (loss) on fair value adjustment of derivative financial liabilities	(59,325)	122,236
Net income (loss)	(134,043)	12,938

Foreign currency translation	(19,890)	(2,714)

Comprehensive income (loss)	(153,933)	10,224

Basic and diluted income (loss) per share	(0.00)	0.00

Weighted average number of basic and diluted
common shares outstanding	30,621,927	29,881,824

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended May 31,
	2016	2015
	$	$

Cash flows used in operating activities
Net income (loss)	(134,043)	12,938
Non-cash items
Accretion	570	543
Gain on settlement of debt	(60,232)	-
Gain on fair value adjustment of derivative financial liabilities	(59,325)	(122,236)
Depreciation	859	902
Interest income	(62)	-
Interest expense	73,831	-
Foreign exchange	(120)	-
Changes in non-cash working capital items
Receivable	(820)	2,634
Prepaid expenses and other	(5,240)	(11,636)
Accounts payable and accrued liabilities	(25,151)	71,410
Cash used in operating activities	(91,083)	(45,445)

Cash flows used in investing activities
Expenditures on oil and gas properties	-	(3,323)
Cash used in investing activities	-	(3,323)

Cash flows from financing activities
Subscription received	-	8,041
Issuance of convertible debenture	200,000	-
Net proceeds from (repaid to) related parties	(96,288)	22,108
Cash provided by financing activities	103,712	30,149

Effect of foreign exchange	(32,645)	(2,316)

Change in cash	(20,016)	(20,935)
Cash, beginning of period	22,426	26,858
Cash, end of period	2,410	5,923

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2016, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,754,763.

As at May 31, 2016, two Statements of Claim totaling $214,936 (CAD$281,781) are outstanding against the Company and is recorded in accounts payable.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

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

During the three months ended May 31, 2016, net proceeds of $nil (May 31, 2015 - $nil) were received from the sales of oil less direct costs of $nil (May 31, 2015 - $6,102) were added to the carrying value of the oil and gas properties.

As of May 31, 2016, the Company has incurred $586,449 (February 29, 2016 - $568,151) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods.

As at May 31, 2016, the Company has $33,324 (February 29, 2016 - $32,224) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

4.    EQUIPMENT

	May 31, 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	68,165	9,937	58,228

	February 29. 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	66,038	8,802	57,236

5.

ACCOUNTS PAYABLE

During the three months ended May 31, 2016, the Company issued 353,521 common shares with a fair value of $35,352 to settle accounts payable of $95,584 (CAD$123,733). As a result, the Company recorded a gain on settlement of debt of $60,232.

6.

NOTES PAYABLE

As at May 31, 2016, the Company had $19,070 (CAD$25,000) (February 29, 2016 - $18,475 (CAD$25,000)) in  short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

7.

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

The undiscounted estimate of this liability was $38,464 (CAD$50,000) (February 29, 2016 - $36,950 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $23,170 (CAD$30,375) (February 29, 2016 - $21,900 (CAD$29,660)) as at May 31, 2016.

8.   CONVERTIBLE DEBENTURE AND DERIVATIVE FINANCIAL LIABILITIES

On May 17, 2016, the Company entered into a secured convertible debenture (the “Debenture”) with the Lender. Under the Debenture, the Lender agreed to lend to the Company $200,000. The maturity date under the Debenture is November 17, 2016 (the “Maturity Date”). The Debenture has an effective interest rate of 6,811%, which was due primarily to the recording of non-cash accretion interest. At the discretion of the Lender, the principal and accrued but unpaid interest under the Debenture may be converted into units of the Company at $0.20 per unit at any time until the Maturity Date.  Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years.

The conversion feature was determined to be derivative; therefore, at initial measurement, the proceeds were allocated to the conversion feature and any residual proceeds to the principal.  At issuance date, the fair value of the conversion feature was $199,999 and a value of $1 was allocated to the principal.

During the three months ended May 31, 2016, the Company recognized accretion expense of $4 (May 31, 2015 - $Nil).

At May 31, 2016, the fair value of the derivative liability associated with the conversion feature was $195,691 (February 29, 2016 - $nil).   During the three month period ended May 31, 2016, a gain on fair value adjustment of $4,309 (2015 - $nil) was recognized.

In consideration for the Debenture, the Company issued to the Lender 200,000 units.  Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. The warrants were determined to be derivatives.  At issuance date, the fair value of the common shares and warrants was $73,831.  Refer to Note 9 for the assessment on warrants.

The fair value of the conversion feature was calculated using the Black-Scholes Option Pricing Model at the issuance date, and was revalued at the reporting dates using the following assumptions:

	May 31, 2016	May 17, 2016
Volatility	129% - 150%	129% - 150%
Risk-free interest rate	0.40% - 0.82%	0.49% - 0.87%
Expected life	0.5 year - 2 years	0.47 year – 1.96 years
Dividend yield	nil	nil

9.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

$
Balance, February 28, 2015	379,463
Fair value adjustment	(229,327)
Balance, February 29, 2016	150,136
Warrants issued	82,321
Warrants amendment (Note 10)	84,099
Fair value adjustment	(22,601)
Balance, May 31, 2016	293,955

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

The fair value of the warrants issued and amended during the three months ended May 31, 2016 was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

May 31, 2016
Volatility	192%
Risk-free interest rate	0.01%
Expected life	2.64 years
Dividend yield	nil

At May 31, 2016, the fair value of the warrants was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

	May 31, 2016	February 29, 2016
Volatility	162%	235%
Risk-free interest rate	1.10%	0.68%
Expected life	2.83 years	1.43 years
Dividend yield	nil	nil

10.     SHARE CAPITAL

During the three months ended May 31, 2016:

In March 2016, the Company issued 500,000 units at a price of $0.10 per unit for gross proceeds of $50,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of three years.

In May 2016, the Company issued 353,521 common shares with a fair price of $0.10 per share to settle accounts payable of $95,584 (Note 5).

In May 2016, the Company issued 200,000 units with a fair price of $0.21 per share in regards to the secured convertible debenture (Note 8).

During the year ended February 29, 2016:

In August 2015, the Company issued 22,222 common shares at CAD $0.45 for gross proceeds of $7,606 (CAD$10,000) in subscriptions for a private placement.

In January 2016, the Company issued 125,000 common shares to a former officer for an employment contract entered in April 2015. The fair value of the shares issued was $37,500, and is included in salaries and benefits.

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
Outstanding at February 29, 2016	1,080,000	$ 0.48
Issued	700,000	0.40
Number of warrants at May 31, 2016	1,780,000	0.45

A summary of the common share purchase warrants outstanding and exercisable at May 31, 2016 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
1.50	80,000	August 26, 2016
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
	1,780,000

The weighted average exercise price is $0.45 and weighted average life of the warrants is 2.57 years.

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

During the three months ended May 31, 2016, 300,000 stock options expired unexercised.

A summary of the stock options outstanding and exercisable at May 31, 2016 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	241,500

As at May 31, 2016, the remaining contractual life of the stock options outstanding was 4.43 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $0.21 per share as of May 31, 2016.

11.

RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2016, the Company

•

Incurred a total of $23,079 (May 31, 2015 - $24,225) in management fees to a director and officer of the Company.

•

Incurred a total of $nil (May 31, 2015 - $2,301) in consulting fees to a director and officer of the Company.

As at May 31, 2016, $23,079 (CAD$30,000) (February 29, 2016 - $22,170 (CAD$30,000)) was owing to the former chief operating officer of the Company and has been included in accrued liabilities. This amount is non-interest bearing and unsecured.

As at May 31, 2016, $87,319 (February 29, 2016 - $nil) was owing from a director of the Company and a company with a common director. This amount is non-interest bearing, unsecured and payable upon demand.

Due to related parties consist of the following:

	May 31, 2016	February 29, 2016
	$	$
Due to directors and officers of the Company	337,497	334,869

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

Our Current Business

As of May 31, 2016, we have incurred $586,449 in exploration costs to drill, complete and equip the Test Well. We also recorded $23,170 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at July 15, 2016, it is too early to provide stabilized production forecasts.

Future Development Costs

During fiscal 2017, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2016 and 2015 which are included herein:

	For the three months ended May 31,
	2016	2015
Oil and gas sales	$-	$-
Expenses	$61,181	$109,347
Net income (loss)	$(134,043)	$12,938

Revenues

During the three month period ended May 31, 2016, we did not generated any revenue (May 31, 2015 - $nil) from pre-production sales of oil, which has been credited against the carrying value of the oil and gas properties.

Expenses

Expenses increased during the three month period ended May 31, 2016 to $61,181 as compared to $109,347 during the three month period ended May 31, 2015.

The table below details the changes in major expenditures for the three months ended May 31, 2016 as compared to the corresponding three months ended May 31, 2015:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $11,067	Increase due to consulting services regarding loan financing during the quarter.
Interest expenses	Increase of $73,831	Increase due to the secured convertible debenture and stock units issued related to the debenture
Office, travel and general expenses	Decrease of $14,924	Decrease due to fewer corporate activities.
Professional fees	Decrease of $5,936	Decrease due to less professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Decrease of $37,211	Decrease due to hiring of COO and VP of Exploration in the prior period.

For the three months ended May 31, 2016, we recorded a gain on the fair value adjustment of derivative financial liability of $59,325. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	May 31, 2016	February 29, 2016
Current Assets	$107,183	$33,514
Current Liabilities	$1,456,098	$1,286,228
Working Capital (Deficiency)	$(1,348,915)	$(1,252,714)

We had cash of $2,410 and a working capital deficit of $1,348,915 as of May 31, 2016 compared to cash of $22,426 and working capital deficit of $1,252,714 as of February 29, 2016.

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

Cash Flows

	Three months ended May 31, 2016	Three months ended May 31, 2015
Net Cash Provided by (Used in) Operating Activities	$(91,083)	$(45,445)
Net Cash Provided by (Used in) Investing Activities	$-	$(3,323)
Net Cash Provided by (Used in) Financing Activities	$103,712	$30,149
Net Increase in Cash	$(32,645)	$(20,935)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2016, compared to our cash used in operating activities for the three months ended May 31, 2015, increased by $45,638, primarily due to increase in net loss from operations in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2016, compared to our cash used in investing activities for the three months ended May 31, 2015, decreased by $3,323 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2016, compared to our cash provided by financing activities for the three months ended May 31, 2015, increased by $73,563 due to the issuance of secured convertible debenture of $200,000, but offset by increase in proceeds to related parties of $96,288.

Contractual Obligations

Our future contractual obligations as of May 31, 2016 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$19,070	$19,070	—	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended May 31, 2016, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of approximately $134,043 during the three month period ended May 31, 2016, and an accumulated net loss of approximately $3,754,763 from inception (July 9, 2004) through May 31, 2016. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2016 and no material weakness has been detected within our company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,754,763 as at May 31, 2016. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended May 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change filed October 25, 2007 (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
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

Date: July 15, 2016