Form 10-Q
period 2016-08-31
STRONGBOW RESOURCES INC.
filed 2016-10-14
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of October 14, 2016, there were 31,332,567 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AUGUST 31, 2016

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
BALANCE SHEETS

	August 31, 2016	February 29, 2016
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	2,155	22,426
Receivable	5,700	3,279
Prepaid expense and other	9,889	7,809
Due from related party	60,307	-
	78,051	33,514
Non-current assets
Deposit	33,369	32,224
Equipment	57,345	57,236
Oil and gas properties, full cost method	586,142	568,151
	754,907	691,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	522,482	632,983
Accrued liabilities	121,984	99,765
Due to related parties	335,513	334,869
Note payable	19,060	18,475
Convertible debenture	1,235	-
Derivative financial liabilities - warrants	144,834	150,136
Derivative financial liabilities - conversion feature	52,116	-
Subscriptions received	-	50,000
	1,197,224	1,286,228

Asset retirement obligation	23,723	21,900
	1,220,947	1,308,128

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
31,082,567 common shares (30,029,046 at February 29, 2016)	22,973	21,919
Additional paid in capital	3,190,876	3,115,078
Accumulated other comprehensive loss	(157,191)	(133,280)
Accumulated deficit	(3,522,698)	(3,620,720)
	(466,040)	(617,003)
	754,907	691,125

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2016	2015	2016	2015
	$	$	$	$

General and administrative expenses
Accretion	1,806	526	2,376	1,069
Consulting	11,809	13,429	37,290	27,843
Depreciation	863	874	1,722	1,776
Management fees	23,163	23,463	46,242	47,688
Office, travel and general (recovered)	2,197	35,279	(2,635)	45,371
Professional fees	22,857	27,343	38,881	49,303
Salaries and benefits	-	22,035	-	59,246

Loss from operations	(62,695)	(122,949)	(123,876)	(232,296)

Gain on settlement of debt	-	-	60,232	-
Interest income	64	53	126	102
Interest expense	(134)	-	(73,966)	-
Gain on fair value adjustment of derivative financial liabilities	294,831	229,111	235,506	351,347
Net income	232,066	106,215	98,022	119,153

Foreign currency translation	(4,131)	14,447	(23,911)	11,733

Comprehensive income	227,935	120,662	74,111	130,886

Basic and diluted income per share	0.01	0.00	0.00	0.00

Weighted average number of basic and
diluted common shares outstanding	31,082,567	29,884,360	30,852,247	29,886,896

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended August 31,
	2016	2015
	$	$

Cash flows used in operating activities
Net income	98,022	119,153
Non-cash items
Accretion	2,376	1,069
Gain on settlement of debt	(60,232)	-
Gain on fair value adjustment of derivative financial liabilities	(235,506)	(351,347)
Depreciation	1,722	1,776
Interest income	(126)	-
Interest expense	73,831	-
Foreign exchange	(31,710)	-
Changes in non-cash working capital items
Receivable	(2,341)	2,611
Prepaid expenses and other	(1,851)	(9,394)
Accounts payable and accrued liabilities	9,971	83,045
Cash used in operating activities	(145,844)	(153,087)

Cash flows used in investing activities
Expenditures on oil and gas properties	-	(10,005)

Cash flows from financing activities
Common stock issued for cash	-	7,606
Issuance of convertible debenture	200,000	-
Net proceeds from (repaid to) related parties	(70,976)	131,428
Cash provided by financing activities	129,024	139,034

Effect of foreign exchange on cash	(3,451)	(2,800)

Change in cash	(20,271)	(26,858)
Cash, beginning of period	22,426	26,858
Cash, end of period	2,155	-

Non-cash transactions
Accrued expenditures on oil and gas properties	-	11,070

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2016

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2016, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $3,522,698.

As at August 31, 2016, two Statements of Claim totaling $214,830 (CAD$281,781) are outstanding against the Company and are recorded in accounts payable.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

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

During the six months ended August 31, 2016, net proceeds of $nil (August 31, 2015 - $nil) were received from the sales of oil less direct costs of $nil (August 31, 2015 - $5,768) were added to the carrying value of the oil and gas properties.

As of August 31, 2016, the Company has incurred $586,142 (February 29, 2016 - $568,151) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $33,369 (CAD$43,768) (February 29, 2016 - $32,224 (CAD$43,605)) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

4.    EQUIPMENT

	August 31, 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	68,129	10,784	57,345

	February 29, 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	66,038	8,802	57,236

5.

ACCOUNTS PAYABLE

During the six months ended August 31, 2016, the Company issued 353,521 common shares with a fair value of $35,352 to settle accounts payable of $95,584 (CAD$123,733). As a result, the Company recorded a gain on settlement of debt of $60,232.

6.

NOTE PAYABLE

As at August 31, 2016, the Company had $19,060 (CAD$25,000) (February 29, 2016 - $18,475 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $38,120 (CAD$50,000) (February 29, 2016 - $36,950 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $23,723 (CAD$30,375) (February 29, 2016 - $21,900 (CAD$29,660)) as at August 31, 2016.

8.   CONVERTIBLE DEBENTURE AND DERIVATIVE FINANCIAL LIABILITIES

On May 17, 2016, the Company entered into a secured convertible debenture agreement (the “Debenture”) with the Lender. Under the Debenture, the Lender agreed to lend to the Company $200,000. The maturity date under the Debenture is November 17, 2016 (the “Maturity Date”). The Debenture has an effective interest rate of 6,811%, which was due primarily to the recording of non-cash accretion interest. At the discretion of the Lender, the principal and accrued but unpaid interest under the Debenture may be converted into units of the Company at $0.20 per unit at any time until the Maturity Date.  Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years.

The conversion feature was determined to be a derivative; therefore, at initial measurement, the proceeds were allocated to the conversion feature and any residual proceeds to the principal.  At issuance date, the fair value of the conversion feature was $199,999 and a value of $1 was allocated to the principal.

During the six months ended August 31, 2016, the Company recognized accretion expense of $2,376 (August 31, 2015 - $Nil).

At August 31, 2016, the fair value of the derivative liability associated with the conversion feature was $52,116 (February 29, 2016 - $nil).   During the six month period ended August 31, 2016, a gain on fair value adjustment of $147,883 (August 31, 2015 - $nil) was recognized.

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

The fair value of the conversion feature was calculated using the Black-Scholes Option Pricing Model at the issuance date, and was revalued at the reporting dates using the following assumptions:

August 31, 2016
Volatility	129% - 150%
Risk-free interest rate	0.26% - 0.80%
Expected life	0.21 - 1.71 years
Dividend yield	nil

9.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

$
Balance, February 28, 2015	379,463
Fair value adjustment	(229,327)
Balance, February 29, 2016	150,136
Warrants issued	82,321
Warrants amendment (Note 10)	84,099
Fair value adjustment	(171,722)
Balance, August 31, 2016	144,834

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company. The derivative liability is a non-cash liability as the Company will not be required to expend any cash.

At August 31, 2016, the fair value of the warrants was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

August 31, 2016
Volatility	193%-209%
Risk-free interest rate	0.80%
Expected life	1.71-2.52 years
Dividend yield	nil

10.     SHARE CAPITAL

During the six months ended August 31, 2016:

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

During the year ended February 29, 2016:

In August 2015, the Company issued 22,222 common shares at CAD$0.45 for gross proceeds of $7,606 (CAD$10,000) in subscriptions for a private placement.

In January 2016, the Company issued 125,000 common shares to a former officer for an employment contract entered in April 2015. The fair value of the shares issued was $37,500, and is included in salaries and benefits.

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 29, 2016	1,080,000	0.40
Issued	700,000	0.40
Expired	(80,000)	1.50
Number of warrants at August 31, 2016	1,700,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at August 31, 2016 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
	1,700,000

The weighted average exercise price is $0.40 and weighted average life of the warrants is 2.42 years.

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

During the six months ended August 31, 2016, 300,000 stock options expired unexercised.

A summary of the stock options outstanding and exercisable at August 31, 2016 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	27,600

As at August 31, 2016, the remaining contractual life of the stock options outstanding was 4.18 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $0.112 per share as of August 31, 2016.

11.

RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2016, the Company

•

Incurred a total of $46,242 (August 31, 2015 - $47,688) in management fees to a director and officer of the Company.

•

Incurred a total of $nil (August 31, 2015 - $3,775) in consulting fees to a director and officer of the Company.

As at August 31, 2016, $22,872 (CAD$30,000) (February 29, 2016 - $22,170 (CAD$30,000)) was owing to the former chief operating officer of the Company and has been included in accrued liabilities. This amount is non-interest bearing and unsecured.

As at August 31, 2016, $60,307 (February 29, 2016 - $nil) was owing from a director of the Company and a company with a common director. This amount is non-interest bearing, unsecured and payable upon demand.

Due to related parties consist of the following:

	August 31, 2016	February 29, 2016
	$	$
Due to directors and officers of the Company	335,513	334,869

12.

SUBSEQUENT EVENT

On September 23, 2016 the Company announced the sale of 250,000 units (each, a “Unit”) at a price of $0.10 per Unit for gross proceeds of $25,000. Each Unit is comprised of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to acquire one additional share of the Company at a price of $0.40 per share until September 22, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “Strongbow” mean our company, Strongbow Resources Inc.

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

Our Current Business

As of August 31, 2016, we have incurred $586,142 in exploration costs to drill, complete and equip the Test Well. We also recorded $23,723 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at October 14, 2016, it is too early to provide stabilized production forecasts.

Future Development Costs

During fiscal 2017, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month period ended August 31, 2016 and 2015 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Oil and gas sales	$-	$-	$-	$-
Expenses	$62,695	$122,949	$123,876	$232,296
Net income	$232,066	$106,215	$98,022	$119,153

Revenues

During the six month period ended August 31, 2016, we did not generated any revenue (August 31, 2015 - $nil).

Expenses

Expenses decreased during the three month period ended August 31, 2016 to $62,695 as compared to $122,949 during the three month period ended August 31, 2015.

The table below details the changes in major expenditures for the three months ended August 31, 2016 as compared to the corresponding three months ended August 31, 2015:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Office, travel and general expenses	Decrease of $33,082	Decrease due to fewer corporate activities and foreign exchange gain from the appreciation of US dollars.
Professional fees	Decrease of $4,486	Decrease due to less professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Decrease of $22,035	Decrease due to hiring of COO and VP of Exploration in the prior period.

For the three months ended August 31, 2016, we recorded a gain on the fair value adjustment of derivative financial liability of $294,831. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Expenses decreased during the six month period ended August 31, 2016 to $123,876 as compared to $232,296 during the six month period ended August 31, 2015.

The table below details the changes in major expenditures for the six months ended August 31, 2016 as compared to the corresponding six months ended August 31, 2015:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Office, travel and general expenses	Decrease of $48,006	Decrease due to fewer corporate activities and foreign exchange gain from the appreciation of US dollars.
Professional fees	Decrease of $10,422	Decrease due to less professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Decrease of $59,246	Decrease due to hiring of COO and VP of Exploration in the prior period.

For the six months ended August 31, 2016, we recorded a gain on the fair value adjustment of derivative financial liability of $235,506. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	August 31, 2016	February 29, 2016
Current Assets	$78,051	$33,514
Current Liabilities	$1,197,224	$1,286,228
Working Capital (Deficiency)	$(1,119,173)	$(1,252,714)

We had cash of $2,155 and a working capital deficit of $1,119,173 as of August 31, 2016 compared to cash of $22,426 and working capital deficit of $1,252,714 as of February 29, 2016.

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

Cash Flows

	Six months ended August 31, 2016	Six months ended August31, 2015
Net Cash Provided by (Used in) Operating Activities	$(145,844)	$(153,087)
Net Cash Provided by (Used in) Investing Activities	$-	$(10,005)
Net Cash Provided by (Used in) Financing Activities	$129,024	$139,034
Net Decrease in Cash	$(20,271)	$(26,858)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2016, compared to our cash used in operating activities for the six months ended August 31, 2015, decreased by $7,243, primarily due to decrease in net income from operations in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2016, compared to our cash used in investing activities for the six months ended August 31, 2015, decreased by $10,005 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2016, compared to our cash provided by financing activities for the six months ended August 31, 2015, decreased by $10,010 due to the issuance of secured convertible debenture of $200,000, but offset by increase in proceeds to related parties of $70,976 whereby in the comparative period, there were proceeds from related parties of $131,428.

Contractual Obligations

Our future contractual obligations as of August 31, 2016 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$19,060	$19,060	—	—	—

Outstanding Shares, Options, Warrants and Convertible Securities

As of October 14, 2016, we had 31,332,567 shares of common stock outstanding, 2,300,000 stock options outstanding and 1,950,000 warrants outstanding. In addition, as of October 14, 2016, 1,000,000 shares of our common stock and 1,000,000 warrants are issuable upon conversion of a secured convertible debenture with a principal of $200,000 with an interest rate of 10% per annum.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2016, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net income of approximately $98,022 during the six month period ended August 31, 2016, and an accumulated net loss of approximately $3,522,698 from inception (July 9, 2004) through August 31, 2016. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than as disclosed below, we know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

We were subject to the following claims:

Court/Registry	Date Instituted	Principal Parties	Description of Claim
Court of Queen's Bench of Alberta	July 23, 2013	Plaintiff: Baker Hughes Canada Company; Defendant: Strongbow Resources Inc., also known as Big Lake Energy Ltd.

A Statement of Claim was filed July 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of CAD$281,267 representing the amount owing for oil-field services and equipment, including cementing and fishing products and services provided by the Plaintiff.

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one instalment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at August 31, 2016.

Provincial Court of Alberta (Civil)	January 22, 2016	Plaintiff: Geologic Systems Ltd. Defendant: Strongbow Resources Inc.

A Civil Claim was filed on January 22, 2016, whereby the Plaintiff is suing the Defendant for the sum of CAD$25,514.(plus interest) representing the amount owing for software data and licensing fees pursuant to a license agreement entered into on February 12, 2015.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,522,698 as at August 31, 2016. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended August 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONGBOW RESOURCES INC.

By  /s/ Michael Caetano

Michael Caetano

Chief Executive Officer

President, Secretary, Treasurer and Director

(Principal Executive Officer)

Date: October 14, 2016

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

Director

(Principal Financial Officer and Principal Accounting Officer)

Date: October 14, 2016