Form 10-Q
period 2016-11-30
STRONGBOW RESOURCES INC.
filed 2017-01-17
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of January 17, 2017, there were 31,732,567 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

NOVEMBER 30, 2016

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

NOTES TO FINANCIAL STATEMENTS

STRONGBOW RESOURCES INC.
BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
	November 30, 2016	February 29, 2016
	$	$
	(Unaudited)
ASSETS

Current assets
Cash	83,768	22,426
Receivable	1,333	3,279
Prepaid expense and other	13,949	7,809
	99,050	33,514
Non-current assets
Deposit	32,656	32,224
Equipment	55,182	57,236
Oil and gas properties, full cost method	578,989	568,151
	765,877	691,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	470,852	632,983
Accrued liabilities	100,535	99,765
Due to related parties	453,112	334,869
Note payable	18,618	18,475
Convertible debenture	211,017	-
Derivative liability	652,373	150,136
Subscriptions received	-	50,000
	1,906,507	1,286,228

Asset retirement obligation	23,724	21,900
	1,930,231	1,308,128

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
31,732,567 common shares (30,029,046 at February 29, 2016)	23,623	21,919
Additional paid in capital	3,283,476	3,115,078
Accumulated other comprehensive loss	(156,954)	(133,280)
Accumulated deficit	(4,314,499)	(3,620,720)
	(1,164,354)	(617,003)
	765,877	691,125

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(Unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2016	2015	2016	2015
	$	$	$	$

General and administrative expenses
Accretion	558	509	1,703	1,578
Consulting	4,349	11,530	41,639	39,373
Depreciation	841	843	2,563	2,619
Management fees	127,467	22,665	173,709	70,353
Office, travel and general (recovery)	(373)	25,278	(3,008)	70,649
Professional fees	27,619	7,012	66,500	56,315
Salaries and benefits	-	24,600	-	83,846
Stock-based compensation	-	107,021	-	107,021

Loss from operations	(160,461)	(199,458)	(283,106)	(431,754)

Accretion expense	(196,983)	-	(199,999)
Gain on settlement of debt	11,471	-	71,703	-
Interest income	62	62	188	164
Interest expense	(15,217)	-	(87,398)	-
Gain (loss) on fair value adjustment of derivative liability	(430,673)	(529)	(195,167)	350,818
Net loss	(791,801)	(199,925)	(693,779)	(80,772)

Foreign currency translation	237	8,912	(23,674)	20,645

Comprehensive loss	(791,564)	(191,013)	(717,453)	(60,127)

Basic and diluted loss per share	(0.03)	(0.01)	(0.02)	(0.00)

Weighted average number of basic and diluted common shares outstanding	31,283,666	29,904,046	31,019,904	29,890,874

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(Unaudited)
	For the nine months ended November 30,
	2016	2015
	$	$
Cash flows used in operating activities
Net income	(693,779)	(80,772)
Non-cash items
Accretion of ARO	1,703	1,578
Accretion of debt discount	199,999	-
Gain on settlement of debt	(71,703)	-
Loss (gain) on fair value adjustment of derivative liability	195,167	(350,818)
Unrealized foreign exchange	(23,919)	-
Shares to be issued for salaries and benefits	-	13,125
Depreciation	2,563	2,619
Interest income	(432)	-
Interest expense	11,017	-
Management fees	173,709	-
Shares issued for services	73,821	-
Stock-based compensation	-	107,021
Changes in non-cash working capital items
Receivable	1,946	2,152
Prepaid expenses and other	(6,140)	454
Accounts payable and accrued liabilities	(54,306)	99,939
Cash used in operating activities	(190,354)	(204,702)

Cash flows used in investing activities
Expenditures on oil and gas properties	(10,838)	(15,466)
Cash used in investing activities	(10,838)	(15,466)

Cash flows from financing activities
Common stock issued for cash	100,750	7,606
Proceeds of private placement allocated to warrant liability	24,250	-
Finders’ fees	(7,000)	-
Issuance of convertible debenture	200,000	-
Net proceeds from related parties	(55,466)	182,959
Cash provided by financing activities	262,534	190,565

Effect of foreign exchange	-	3,383

Change in cash	61,342	(26,220)
Cash, beginning of period	22,426	26,858
Cash, end of period	83,768	638

Non-cash transactions
Accrued expenditures on oil and gas properties	-	10,182

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(EXPRESSED IN US DOLLARS)
(Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	Other	Total
	Number		Paid In	Deficit	Comprehensive	Stockholders'
	of Shares	Amount	Capital		Loss	Deficit
Balance, February 28, 2015	29,881,824	$ 21,772	$ 2,962,947	$ (3,250,396)	$ (123,371)	$ (389,048)

Common stock issued for cash	22,222	22	7,584	-	-	7,606
Stock-based compensation	-	-	107,172	-	-	107,172
Shares issued for salaries and benefits	125,000	125	37,375	-	-	37,500
Net loss	-	-	-	(370,324)	-	(370,324)
Foreign currency translation	-	-	-	-	(9,909)	(9,909)
Balance, February 29, 2016	30,029,046	21,919	3,115,078	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	1,150,000	1,150	99,600	-	-	100,750
Shares issued to settle debt	353,521	354	34,998	-	-	35,352
Bonus units issued	200,000	200	40,800	-	-	41,000
Finders fee	-	-	(7,000)	-	-	(7,000)
Net loss	-	-	-	(693,779)	-	(693,779)
Foreign currency translation	-	-	-	-	(23,674)	(23,674)
Balance, November 30, 2016	31,732,567	$ 23,623	$ 3,283,476	$ (4,314,499)	$ (156,954)	$ (1,164,354)

The accompanying notes are an integral part of these financial statements

STRONGBOW RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2016

1.

NATURE AND CONTINUANCE OF OPERATIONS

Strongbow Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2016, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $4,314,499.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, accounts payable and accrued liabilities, amounts due to related party and note payable approximate their carrying value due to the short-term nature of those instruments.

ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value;

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, there for requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at November 30, 2016. As at November 30, 2016, the Company’s Level 3 liabilities consisted of warrants and a convertible debenture. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s level 3 liabilities for the nine months ended November 30, 2016 and November 30, 2015 is as follows:

	November 30, 2016	November 30, 2015
Warrants

Beginning fair value	$ 150,136	$ 379,463
Issuance	107,071	-
Effect of foreign exchange	-	1,211
Change in fair value	235,598	(350,818)
Ending fair value of warrants	492,805	29,856

Embedded Conversion feature

Beginning fair value	-	-
Bifurcation of embedded conversion feature	199,999	-
Change in fair value	(40,431)	-
Ending fair value of embedded conversion feature	159,568	-
Ending fair value of Level 3 liability	$ 652,373	$ 29,856

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the period presented. There were 6,360,170 (November 30, 2015: 3,680,000) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Under the if-converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

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

As of November 30, 2016, the Company has incurred $578,989 (February 29, 2016 - $568,151) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $32,656 (CAD$43,851) (February 29, 2016 - $32,224 (CAD$43,605)) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

4.    EQUIPMENT

	November 30, 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	66,548	11,366	55,182

	February 29, 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	66,038	8,802	57,236

5.

ACCOUNTS PAYABLE

During the nine months ended November 30, 2016, the Company issued 353,521 common shares with a fair value of $35,352 to settle accounts payable of $95,584 (CAD$123,733). As a result, the Company recorded a gain on settlement of debt of $60,232. In addition, the Company paid $11,471 (CAD$15,000) in cash to settle $22,942 (CAD$30,000) of balance owing to the former chief operating officer of the Company. As a result, the Company recorded a gain on settlement of debt of $11,471.

6.

NOTE PAYABLE

As at November 30, 2016, the Company had $18,618 (CAD$25,000) (February 29, 2016 - $18,475 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $37,235 (CAD$50,000) (February 29, 2016 - $36,950 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $23,724 (CAD$31,857) (February 29, 2016 - $21,900 (CAD$29,660)) as at November 30, 2016.

8.   CONVERTIBLE DEBENTURE AND DERIVATIVE FINANCIAL LIABILITIES

On May 17, 2016, the Company entered into a secured convertible debenture agreement (the “Debenture”) with the Lender. Under the Debenture, the Lender agreed to lend to the Company $200,000. The maturity date under the Debenture was November 17, 2016 (the “Maturity Date”). At the discretion of the Lender, the principal and accrued but unpaid interest under the Debenture may be converted into units of the Company at $0.20 per unit at any time until the Maturity Date.  Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. As at November 30, 2016, the Company has not repaid the Debenture and the balance owing was $211,017 including accrued interest of $11,017.

The conversion feature was determined to be a derivative liability due to the conversion price being denominated in a currency other than the Company’s functional currency; therefore, at initial measurement, the proceeds were allocated to the conversion feature and any residual proceeds to the principal.  At issuance date, the fair value of the conversion feature was $199,999 and a value of $1 was allocated to the principal.

During the nine months ended November 30, 2016, the Company recognized accretion expense of $199,999 (November 30, 2015 - $Nil).

At November 30, 2016, the fair value of the derivative liability associated with the conversion feature was $159,568 (February 29, 2016 - $nil).   During the nine months ended November 30, 2016, a gain on fair value adjustment of $40,431 (November 30, 2015 - $nil) was recognized.

In consideration for the Debenture, the Company issued the Lender 200,000 units.  Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. The warrants were determined to be derivatives.  At issuance date, the fair value of the common shares and warrants was $73,831.

The fair value of the conversion feature was calculated using the Black-Scholes Option Pricing Model at the issuance date, and was revalued at the reporting dates using the following assumptions:

November 30, 2016
Volatility	129%
Risk-free interest rate	0.93%
Expected life	1.46 years
Dividend yield	nil

9.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2015	$379,463
Fair value adjustment	(229,327)
Balance, February 29, 2016	150,136
Warrants issued	107,071
Fair value adjustment	235,598
Balance, November 30, 2016	$492,805

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company.

At November 30, 2016, the fair value of the warrants was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

November 30, 2016
Volatility	199%-214%
Risk-free interest rate	0.91%
Expected life	1.46-3.00 years
Dividend yield	nil

10.     SHARE CAPITAL

During the nine months ended November 30, 2016:

In March 2016, the Company issued 500,000 units at a price of $0.10 per unit for a total of $50,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of three years. The proceeds for this issuance were received in the year ended February 29, 2016 and on the issuance of these units, the Company allocated $500 to share capital and $49,500 to the warrant liability

In May 2016, the Company issued 353,521 common shares with a fair price of $0.10 per share for a total of $35,352 to settle accounts payable of $95,584 (Note 5).

In May 2016, the Company issued 200,000 units with a fair price of $0.21 per share in regards to the secured convertible debenture (Note 8). Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. The warrants were determined to be derivatives.  At issuance date, the fair value of the common shares and warrants was $73,821 with $41,000 allocated to share capital and $32,821 allocated to warrant liability.

In September 2016, the Company issued 250,000 units at a price of $0.10 per unit for gross proceeds of $25,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of three years. Upon  the issuance of these units, the Company allocated $250 to share capital and $24,750 to the warrant liability

In November 2016, the Company issued 400,000 common shares at a price of $0.25 per share for gross proceeds of $100,000. The Company paid a finder fees of $7,000 in connection with the financing.

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 29, 2016	1,080,000	0.40
Issued	950,000	0.40
Expired	(80,000)	1.50
Number of warrants at November 30, 2016	1,950,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at November 30, 2016 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.40	250,000	September 22, 2019
	1,950,000

The weighted average exercise price is $0.40 and weighted average life of the warrants is 2.26 years.

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

During the nine months ended November 30, 2016, 300,000 stock options expired unexercised.

A summary of the stock options outstanding and exercisable at November 30, 2016 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	460,000

As at November 30, 2016, the remaining contractual life of the stock options outstanding was 3.93 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $0.30 per share as of November 30, 2016.

11.

RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2016, the Company

•

Incurred a total of $nil (November 30, 2015 - $3,713) in consulting fees to a director and officer of the Company.

As at November 30, 2016, $4,392 (February 29, 2016 - $nil) was owing to a company with a common director. This amount is non-interest bearing, unsecured and payable upon demand.

Due to related parties consist of the following:

	November 30, 2016	February 29, 2016
	$	$
Due to directors and officers of the Company	448,720	334,869

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

Our Current Business

As of November 30, 2016, we have incurred $578,989 in exploration costs to drill, complete and equip the Test Well. We also recorded $23,724 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at January 17, 2017, it is too early to provide stabilized production forecasts.

Future Development Costs

During fiscal 2017, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month period ended November 30, 2016 and 2015 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Oil and gas sales	$-	$-	$-	$-
Expenses	$160,461	$199,458	$283,106	$431,754
Net loss	$(791,801)	$(199,925)	$(693,779)	$(80,772)

Revenues

During the nine month period ended November 30, 2016, we did not generate any revenue (November 30, 2015 - $nil).

Expenses

Expenses decreased during the three month period ended November 30, 2016 to $160,461 as compared to $199,458 during the three month period ended November 30, 2015.

The table below details the changes in major expenditures for the three months ended November 30, 2016 as compared to the corresponding three months ended November 30, 2015:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $104,802	Increase due to additional management fees accrued to catch up management fees under-accrued in the prior periods.
Office, travel and general expenses	Decrease of $25,651	Decrease due to fewer corporate activities and foreign exchange gain from the appreciation of US dollars.
Professional fees	Increase of $20,607	Increase due to more professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Decrease of $24,600	Decrease due to hiring of COO and VP of Exploration in the prior period.
Stock-based compensation	Decrease of $107,021	Decrease due to stock options granted in the prior period.

For the three months ended November 30, 2016, we recorded a loss on the fair value adjustment of derivative financial liability of $430,673. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash. During the same period, we recorded accretion expense of $198,798 related to the convertible debenture debt discount.

Expenses decreased during the nine month period ended November 30, 2016 to $283,106 as compared to $431,754 during the nine month period ended November 30, 2015.

The table below details the changes in major expenditures for the nine months ended November 30, 2016 as compared to the corresponding nine months ended November 30, 2015:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $103,356	Increase due to additional management fees accrued to catch up management fees under-accrued in the prior periods.
Office, travel and general expenses	Decrease of $73,659	Decrease due to fewer corporate activities and foreign exchange gain from the appreciation of US dollars.
Professional fees	Increase of $10,185	Decrease due to less professional services used for corporate filings, accounting, and professional services.
Salaries and benefits	Decrease of $83,846	Decrease due to hiring of COO and VP of Exploration in the prior period.
Stock-based compensation	Decrease of $107,021	Decrease due to stock options granted in the prior period.

For the nine months ended November 30, 2016, we recorded a loss on the fair value adjustment of derivative financial liability of $195,167. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash. During the same period, we recorded interest expenses of $211,016 related to the convertible debenture.

Liquidity and Capital Resources

Working Capital

	November 30, 2016	February 29, 2016
Current Assets	$99,050	$33,514
Current Liabilities	$1,906,507	$1,286,228
Working Capital (Deficiency)	$(1,807,457)	$(1,252,714)

We had cash of $83,768 and a working capital deficit of $1,807,457 as of November 30, 2016 compared to cash of $22,426 and working capital deficit of $1,252,714 as of February 29, 2016.

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

Cash Flows

	Nine months ended November 30, 2016	Nine months ended November 30, 2015
Net Cash Used in Operating Activities	$(190,354)	$(204,702)
Net Cash Used in Investing Activities	$(10,838)	$(15,466)
Net Cash Provided by Financing Activities	$262,534	$190,565
Net change in Cash	$61,342	$(26,220)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2016, compared to our cash used in operating activities for the nine months ended November 30, 2015, decreased by $14,348, primarily due to significant increase in net loss from operations in the current period offset by the difference in the change in fair value of the derivative liability.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2016, compared to our cash used in investing activities for the nine months ended November 30, 2015, decreased by $4,628 due to decrease in expenditures on oil and gas properties.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2016, compared to our cash provided by financing activities for the nine months ended November 30, 2015, increased by $71,969 due to the issuance of secured convertible debenture of $200,000, issuance of 1,150,000 common shares for net proceeds of $118,000, and proceeds repaid to related parties of $ 55,466 whereby in the comparative period, there were proceeds from related parties of $182,959.

Contractual Obligations

Our future contractual obligations as of November 30, 2016 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$18,618	$18,618	—	—	—
Convertible debentures	$211,017	$211,017	—	—	—

Outstanding Shares, Options, Warrants and Convertible Securities

As of January 17, 2017, we had 31,732,567 shares of common stock outstanding, 2,300,000 stock options outstanding and 1,950,000 warrants outstanding. In addition, as of January 17, 2017, 1,055,085 shares of our common stock and 1,055,085 warrants are issuable upon conversion of a secured convertible debenture with a principal of $200,000 and accrued interest of $11,017.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2016, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $693,779 during the nine month period ended November 30, 2016, and an accumulated deficit of $4,314,499 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one instalment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at November 30, 2016.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $4,314,499 as at November 30, 2016. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the nine month period ended November 30, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Date: January 17, 2017

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

Director

(Principal Financial Officer and Principal Accounting Officer)

Date: January 17, 2017