Form 10-K
period 2017-02-28
Fortem Resources Inc.
filed 2017-05-30
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-52645

FORTEM RESOURCES INC.

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

23,729,234 shares of common stock at a price of $0.11 per share for an aggregate market value of $2,610,215.74.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 30, 2017, there were 115,884,698 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

TABLE OF CONTENTS

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

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” and “Fortem” mean our company, Fortem Resources Inc.

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

Effective March 30, 2017, we completed a merger with our wholly-owned subsidiary, Fortem Resources Inc., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we have changed our name from “Strongbow Resources Inc.” to “Fortem Resources Inc.”.

Our Business

Compeer Oil and Gas Operations

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

The Viking Formation oil prospect is part of an emerging large oil resource play in Eastern and Central Alberta as well as in the Dodsland area of Saskatchewan. We intend to develop the Viking Formation in the Compeer play by up to four horizontal wells per section per zone.

Our Working Interest in the Farmout Lands are held subject to a non-convertible overriding royalty payable to Harvest (“Harvest’s Royalty”). Harvest’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. Harvest’s Royalty on net gas and other petroleum product revenues is 15%.

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

As of February 28, 2017, we recognized no revenue and we had a carrying value of approximately $641,000 in exploration costs to drill, complete and equip the Test Well, net of impairment charges recorded in prior years. As at February 28, 2017, we recorded $24,546 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

Colony Energy

On April 7, 2017, we entered into and closed two Membership Interest Purchase Agreements with three arm’s length vendors to acquire all the membership interests of Colony Energy, LLC, a Nevada limited liability company. Colony Energy holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta.

The Company intends to develop the Godin Project in three phases beginning with a four well vertical, followed by a four section pad development of 10 wells per pad/per section. Phase 3 is intended to be the full development of 20 sections.

In consideration for the acquisition of Colony, we issued an aggregate of 21,000,000 shares of our common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a post‐closing basis with 1,000,000 shares to be issued to one of the vendors on the first, second and third anniversaries of the closing date.

Colony Energy is a party to a Petroleum, Natural Gas and General Rights Conveyance dated as of March 31, 2017 with an arm’s length vendor and the principal shareholder thereof, pursuant to which the vendor is entitled to receive certain milestone payments from Colony Energy in the aggregate amount of up to $210,000 as partial consideration for the original purchase of the oil and gas assets described above. Pursuant to a Milestone Payment Addendum dated April 7, 2017, we agreed that if Colony Energy fails to make timely payment of any milestone payment and does not remedy such failure within 30 days after receipt of written notice from the vendor, the vendor may elect to: (i) have Colony Energy re‐convey the purchased assets to the vendor; or (ii) receive 250,000 shares of our common stock, with such re‐conveyance or issuance of shares to be in full and final satisfaction of all obligations to make any further milestone payment.

Black Dragon

On April 12 2017, we entered into and closed a Membership Interest Purchase Agreement (the “Black Dragon MPA”) with two arm’s length vendors to acquire all membership interest of Black Dragon Energy, LLC (“Black Dragon”), a Nevada limited liability company. Black Dragon has the right to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (“Black Dragon Property”).

In consideration for the acquisition of Black Dragon, we issued an aggregate of 20,000,000 shares of our common stock to the two vendors on the closing date and paid $100,000 prior to the closing as a non-refundable deposit. In addition, we assumed the obligation for certain cash payments totaling $2.7 million before September 1, 2018 (or $2.4 million if all payments are made by September 1, 2017) for the working interest in the Black Dragon Property.

Black Dragon’s sole asset consists of the rights and obligations arising from a Purchase and Sale Agreement dated effective March 1, 2017 (the “Black Dragon PSA”) between an arm’s length vendor and Black Dragon. Pursuant to the terms of the Black Dragon MPA, the parties may rescind the transactions, including the issuance of common shares thereunder, upon mutual agreement in the event that Black Dragon elects to terminate the Black Dragon PSA on or before April 17, 2017 due to the assertion by Black Dragon of one or more title defects as determined in accordance with the Black Dragon PSA. In the event that Black Dragon elects such termination and the parties have made certain closing deliveries under the Black Dragon MPA, such closing deliverables will be returned to the providing party and the closing under the Black Dragon MPA will be deemed not to have occurred (except for the payment of $100,000 which was paid prior to closing on a nonrefundable basis).

Under the Black Dragon PSA, Black Dragon has agreed to pay the vendor cash consideration totalling $2.7 million based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (completed);

•

$900,000 on or before September 1, 2017;

•

$900,000 on or before March 1, 2018; and

•

$800,000 on or before September 1, 2018.

However, if Black Dragon pays a total of $2.4 million on or before September 1, 2017, the parties have agreed that the cash consideration above will be deemed to have been paid in full.

Carry Obligation

Under the Black Dragon PSA, and in addition to the cash consideration, Black Dragon has agreed to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Black Dragon pays the full cash consideration set out above or (ii) the date that Black Dragon pays all costs and expenses for the drilling, logging, testing and completion two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). Black Dragon is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before February 28, 2019, failing which, Black Dragon’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200’ below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

Within 10 business days after the later of Black Dragon paying the cash consideration in full or Black Dragon meeting in full its carry obligation, the vendor will convey to Black Dragon an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets as further described in the Black Dragon PSA.

On or before September 1, 2017, Black Dragon is required to pay the vendor $102,000 for rental, minimum royalty, option payments and shut‐in royalty payments due on the leases through December 31, 2018.

Rolling Rock

On April 2017 2017, we entered into and closed a Membership Interest Purchase Agreement with two arm’s length vendors to acquire 100% membership interest of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (“Rolling Rock Property”).

In consideration for the acquisition of Rolling Rock, we issued an aggregate of 20,000,000 shares of our common stock to the two vendors on the closing date and paid $100,000 prior to the closing as a non‐refundable deposit.

Rolling Rock’s sole asset consists of the rights and obligations arising from a Purchase and Sale Agreement dated effective March 1, 2017, as amended (together, the “Rolling Rock PSA”), between an arm’s length vendor and Rolling Rock. Upon the satisfaction of the payments and obligations by Rolling Rock as set out below, the vendor has agreed to convey certain leases and related assets (the “Leases”) to Rolling Rock. The Leases include certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits all as further set out in the Rolling Rock PSA.

Under the Rolling Rock PSA, Rolling Rock has agreed to pay the vendor cash consideration totalling $2.4 million based upon the following schedule:

•

$100,000 as a non-refundable deposit within 5 business days of closing (completed);

•

$1,300,000 on or before September 1, 2017;

•

$500,000 on or before March 1, 2018; and

•

$500,000 on or before September 1, 2018.

However, if Rolling Rock pays a total of $2,150,000 on or before September 1, 2017, the parties have agreed that the cash consideration above will be deemed to have been paid in full.

Carry Obligation

Under the Rolling Rock PSA, and in addition to the cash consideration, Rolling Rock has agreed to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Rolling Rock pays the full cash consideration set out above or (ii) the date that Rolling Rock pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000’ in the target zone within the Mancos formation (the “Three Obligation Wells”). Rolling Rock is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before February 28, 2019, failing which, Rolling Rock’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

The obligation well in the Grand Mancos Unit will be a vertical well drilled to a depth sufficient to test the Granite Walsh formation within such Federal Unit. For this well, completion (or plugging and abandonment) is expected to take place no later than 2 months after the rig that drilled to total depth has been removed from the wellsite and for a period of 6 months after completion of this obligation well (or plugging and abandonment), and Rolling Rock will have the exclusive option to purchase an additional 25% of the vendor’s right, title and interest in and to the leases with respect to the Granite Walsh formation within the boundary of the Grand Mancos Unit for an additional payment of $10 million.

Within 10 business days after the later of Rolling Rock paying the cash consideration in full or Rolling Rock meeting in full its carry obligation, the vendor agreed to convey to Rolling Rock an undivided 50% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases as further described in the Rolling Rock PSA. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before September 1, 2017 (which amount is in addition to the deposit and included in the cash consideration set out above) and the replacement of the vendor’s bonds on or before September 1, 2017, the vendor agreed to convey to Rolling Rock an undivided 50% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets as further set out in the Rolling Rock PSA. However, if Rolling Rock fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, Rolling Rock is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

On or before September 1, 2017, Rolling Rock is required to pay the vendor $65,000 for rental, minimum royalty, option payments and shut in royalty payments due on the leases through December 31, 2018.

City of Gold

In May 2017, we acquired 100% of the membership interest in City of Gold, LLC, a Nevada limited liability company, from two Nevada limited liability companies pursuant to a Membership Interest Purchase Agreement dated as of May 17, 2017. The Membership Interest Purchase Agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares in the capital o at a deemed price of $2.00 per. 15,000,000 of these shares were issued at closing (7,500,000 to each transferor); the other 15,000,000 shares are to be issued within ten Business Days after City of Gold, LLC earns the Option (as defined below).

City of Gold, LLC‘s sole assets consist of 2,930,259 common shares and 2,930,259 share purchase warrants in the capital of Asia Pacific Mining Limited (“Asia Pacific”) and its rights under a binding financing and option agreement (the “Option Agreement”) with Asia Pacific and an individual named Nyi Nyi Lwin. City of Gold, LLC’s only liabilities consist of three demand notes in favor of the Company for an aggregate of $1,500,000.

Under the Option Agreement, Asia Pacific and Nyi Nyi Lwin have agreed to grant to City of Gold, LLC the option (the “Option”) to purchase 100% of the ownership interest in a wholly‐owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property. City of Gold, LLC can earn the Option upon issuance of an exploration license for the City of Gold Project, subject to a financing condition.

Once it has earned the Option, City of Gold, LLC will have the option to require Asia Pacific to transfer the Project Subsidiary to a Canadian publicly listed company to be selected by City of Gold, LLC(“Acquisition Co”) for an exercise price consisting of $7,000,000 in cash and thirty percent of the issued and outstanding share capital of Acquisition Co (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital). Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one‐year secured term note. Although City of Gold, LLC has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria – at exercise of the Option, Acquisition Co must have less than $100,000 in liabilities and $5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

Future Development Costs for Compeer

During fiscal 2018/19, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 32 additional wells (Including 16 Potential reserve category wells) at approximately $800,000 per well from September, 2017 to January, 2019. Early estimates indicate the costs to perform the work outlined in our business plan would range from $37 million to $40 million.

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

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

Environmental Considerations

The oil and natural gas industry is subject to environmental laws and regulations pursuant to United States and Canadian local, state, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages as well as administrative, civil and criminal penalties. Accordingly, we could be liable or could be required to cease production on properties if environmental damage occurs. Although we maintain insurance coverage, the costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. We maintain commercial property and general liability insurance coverage on the properties we operate. We also maintain operators extra expense insurance which provides coverage for well control incidents specifically relating to regaining control of a well, seepage, pollution, clean-up and containment. No coverage is maintained with respect to any fine or penalty required to be paid due to a violation of the regulations set out by the federal and provincial regulatory authorities. We are committed to meeting our responsibilities to protect the environment and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

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

The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under United States federal, state and local laws and regulations relating primarily to the protection of human health and the environment. Additionally, we may incur expenditures related to compliance with such laws, and may incur costs in connection with the remediation of any environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development Expenditures

Other than seismic, engineering, geochemical and geophysical programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

Employees

As at May 30, 2017, we have two executive officers and no full-time employees. However, we use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Subsidiaries

As at May 30, 2017, we have 4 wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $6,345,026 as at February 28, 2017. We may not be able to generate significant revenues in the future.  As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

If drilling activity increases in Alberta, Canada, Utah or the United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

Our Godin project is complex undertakings and may not be completed at our estimated cost or at all.

We, through our wholly owned subsidiary Colony Energy, LLC, holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta. The Godin project is complex, subject to extensive governmental regulation and will require significant additional financing. There can be no assurance that the necessary governmental approvals will be granted or that such financing could be obtained on commercially reasonable terms or at all, or that if one or more of these projects are completed that they will be successful or that we realize a return on our investment.

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

Property

Reserves

Apex Energy Consultants Inc. ("Apex") has prepared a report dated April 21, 2017 (the "Apex 2017 Report"), in which it has evaluated as at March 1, 2017 the oil and natural gas reserves attributable to our principal properties. The following information about our oil and natural gas reserves are from The Apex 2017 Report, which is attached as an exhibit to this annual report on Form 10-K.

The following table discloses our gross and net proved reserves, estimated using forecast prices and costs, by product type. "Forecast prices and costs" means future prices and costs used by Apex in the Apex 2017 Report that are generally accepted as being a reasonable outlook of the future, or fixed or currently determinable future prices or costs to which we are bound.

Oil and Gas Reserves Summary

VOLUMES IN IMPERIAL UNITS
	Oil		Natural Gas
					Associated and		Total BOE *
	Light, Medium, Shale		Solution		Non-Associated
	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	Mstb	Mstb	MMcf	MMcf	MMcf	MMcf	Mboe	Mboe
Proved Producing	16.4	15.6	0.0	0.0	0.0	0.0	16.4	15.6
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	16.4	15.6	0.0	0.0	0.0	0.0	16.4	15.6
Probable	103.5	93.9	0.0	0.0	0.0	0.0	103.5	93.9
Proved plus Probable	119.9	109.5	0.0	0.0	0.0	0.0	119.9	109.5
Possible	448.1	399.8	0.0	0.0	0.0	0.0	448.1	399.8
Proved plus Probable plus Possible	568.0	509.3	0.0	0.0	0.0	0.0	568.0	509.3

VOLUMES IN METRIC UNITS

					Associated and		Total BOE *
	Light, Medium, Shale		Solution		Non-Associated
	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share	W.I	Co. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
RESERVES CATEGORY	E3M3	E3M3	10[3] M3	10[3]M3	10[3]M3	10[3]M3	E3M3Boe	E3M3Boe
Proved Producing	2.6	2.5	0.0	0.0	0.0	0.0	2.6	2.5
Proved Developed Non-Producing	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved Undeveloped reserves	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Proved	2.6	2.5	0.0	0.0	0.0	0.0	2.6	2.5
Probable	16.4	14.9	0.0	0.0	0.0	0.0	16.4	14.9
Proved plus Probable	19.1	17.4	0.0	0.0	0.0	0.0	19.1	17.4
Possible	71.2	63.5	0.0	0.0	0.0	0.0	71.2	63.5
Proved plus Probable plus Possible	90.3	80.9	0.0	0.0	0.0	0.0	90.3	80.9

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

	Before Income Taxes					After Income Taxes
	0%	5%	10%	15%	20%	0%	5%	10%	15%	20%
RESERVES CATEGORY	$M	$M	$M	$M	$M	$M	$M	$M	$M	$M
Producing	670	587.8	520.5	465.2	419.4	489.5	429	379.7	339.2	305.6
Proved Developed Non-Producing	0	0	0	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0	0	0	0
Proved	670	587.8	520.5	465.2	419.4	489.5	429	379.7	339.2	305.6
Probable	2,399.1	1,537.4	1,445.6	480.7	151.7	1,751.3	1,066.5	580.3	227.4	-33.6
Proved plus Probable	3,069.7	2,125.2	1,445.6	945.9	571.2	2,240.9	1,495.5	959.9	566.6	272.0
Possible	11,828.6	7,518.7	4,606	2,582.4	1,143.3	8,634.9	5,217.6	2,908.7	1,305.4	166.8
Proved plus Probable plus Possible	14,898.3	9,643.9	6,051.6	3,528.3	1,714.4	10,875.7	6,713.1	3,868.6	2,967.2	1,872

The following two tables provide additional information regarding the future net revenue attributable to total proved reserves outlined in the previous table. This table discloses, in the aggregate, certain elements of our future net revenue attributable to our proved reserves and our proved plus probable reserves, estimated using forecast prices and costs, and calculated without discount.

	Revenue	Royalties	Op. Costs	Cap. Costs	Well Aband Costs	Future Net Revenue Bef. Inc. Taxes	Income Taxes	Future Net Revenue After Income Taxes
RESERVES CATEGORY	$M	$M	$M	$M	$M	$M	$M	$M
Producing	1,114.1	57.4	327.2	0	58.9	670.6	181.1	489.5
Proved Developed Non- Producing	0	0	0	0	0	0	0	0
Proved Undeveloped	0	0	0	0	0	0	0	0
Proved	1,114.1	57.4	327.2	0	58.9	670.6	181.1	489.5
Probable	7,560.2	690.5	1,851.2	2,426.6	192.9	2,399.1	647.8	1,751.3
Proved plus Probable	8,674.3	747.9	2,178.4	2,426.6	251.7	3,069.7	828.8	2,240.9
Possible	34,042.4	3,674.9	7,971.5	9,782.6	784.9	11,828.6	3,193.7	8,634.9
Proved plus Probable plus Possible	42,716.8	4,422.8	10,149.9	12,209.3	1,036.6	14,898.3	4,022.6	10,875.7

This table discloses, by production group, the net present value of our future net revenue attributable to our proved and our proved plus probable reserves, before deducting future income tax expenses, estimated using forecast prices and costs, and calculated using a 10 percent discount rate.

Future Net Revenues Before Income Taxes (discounted at 10%)

RESERVES CATEGORY	M$
Producing	1,056.7
Proved Developed Non-Producing	0
Proved Undeveloped	0
Proved	1,056.7
Probable	7,926.4
Proved plus Probable	8,983.1
Possible	38,294.0
Proved plus Probable plus Possible	47,277.1

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

It should not be assumed that the present worth of estimated future net revenue represents the fair market value of the reserves. There is no assurance that the escalating price and cost assumptions contained in the Apex 2017 Report will be attained and variances could be material. The reserve and revenue estimates set forth below are estimates only and the actual reserves and realized revenue may be greater or less than those calculated.

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

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer. We provide the engineering firm with estimate preparation material such as property interests, production, current operation costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. A letter which identifies the professional qualifications of the independent engineering firm who prepared the reserve report is included in the reserve report. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 28, 2017.

Apex Energy 2017 Price assumptions were used to determine cash flows in the non- fixed price tables.

Price Assumptions
Effective Date	WTI	Edmonton Light ((Alberta))	Compeer Price Differential	Apex Escalated Oil Price
	US$/bbl	$/bbl	$/bbl	$/bbl
2017	40.00	56.90	$2.00	54.90
2018	55.00	61.32	$2.09	59.32
2019	60.00	63.61	$2.00	61.61
2020	70.00	68.00	$2.00	66.00
2021	75.00	81.89	$2.00	79.89
2022	80.00	84.68	$2.00	82.68
2023	85.00	86.23	$2.00	84.23
2024	87.88	86.70	$2.00	84.70
2025	89.63	87.31	$2.00	85.31
2026	91.42	87.91	$2.00	85.91
2027	93.25	90.32	$2.00	88.32
2028	95.12	96.34	$2.00	94.34
2029	97.02	116.83	$2.00	114.83
2030	98.96	119.17	$2.00	117.17
2031	100.94	121.55	$2.00	119.55
2032	102.96	123.98	$2.00	121.98

Proved undeveloped reserves and Probable Reserves.

We have no proved undeveloped reserves as at February 28, 2017.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 28, 2017, including proved undeveloped reserves converted into proved developed reserves.

The proved producing reserves found during the year were previously in the “prospective resource” category of classification according to the Canadian Oil and Gas Handbook.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

Our net probable reserves are 103,500 Bbls of oil.  This was assumed by Apex to be the additional reserves to be developed in section 29-33-2W4 by drilling on a normal 4 horizontal well per section drilling pattern. This is slightly lower than the net 88,600 Bbls booked in 2015.

One producing well was drilled Big Lake Compeer 100/04-32-033-02W4/00 in the fiscal year ending February 28, 2013.  The well was shut-in for most of 2016 as the market price was too low to justify operations.  Production for the fiscal year was zero barrels. Fortem attempted to bring on the well in late 2016 but extremely cold weather made that too difficult to achieve for a single well operation.

Oil and gas production, production prices and production costs.

During the year ended February 29, 2016, we generated revenues of $nil from pre-production sales of oil. For accounting purposes, the proceeds from the sales less direct costs of $25,107 are added to the carrying value of the oil and gas properties.

We have not had any oil sales or production during the years ended February 28, 2017.

As of May 30, 2017, it is too early to provide stabilized production forecasts.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive well in the Compeer area of eastern Alberta in the fiscal year ending February 28, 2017.  There was no previous drilling or exploratory activities.

The Test Well was spudded on May 27, 2012 and was drilled vertically 905 meters (2,977 feet) into the Bakken formation. We cut two full bore cores, one from each of the Viking and Bakken formations, and also ran a drill stem test in the Viking formation. The plug samples taken from the Viking formation exhibited strong oil fluorescence indicating light oil and had between 16% and 23% porosity in the samples. We estimate the net sand pay in the well is approximately 5 meters (16.45 feet). The Bakken formation was found to be uneconomic and was abandoned. Based on our evaluation, we elected to drill a horizontal leg to the Test Well running 1,045 meters (3,435 feet) into the Viking formation. The total depth drilled in the Test Well met the contract depth requirements under the Agreement. Initial production from the Test Well has been limited by a higher than expected gas solution content. It is expected the oil ratio will increase as the gas component lessens. Oil recovered to date is light, sweet crude. Stabilized production was not seen in the 4-32 well until September 2013. As of February 2015, the production was 20 bbl /d of fluid with varying water cut from 25% to 50%. Production for the fiscal year to February 29, 2016 and February 28, 2017 is 0 Bbls.

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

We were subject to the following claims:

Court/Registry	Date Instituted	Principal Parties	Description of Claim
Court of Queen's Bench of Alberta	July 23, 2013	Plaintiff: Baker Hughes Canada Company; Defendant: Fortem Resources Inc., also known as Big Lake Energy Ltd.

A Statement of Claim was filed July 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of CAD$281,267.68 representing the amount owing for oil-field services and equipment, including cementing and fishing products and services provided by the Plaintiff.

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one instalment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at February 28, 2017.

Provincial Court of Alberta (Civil)	January 22, 2016	Plaintiff: Geologic Systems Ltd. Defendant: Fortem Resources Inc.

A Civil Claim was filed on January 22, 2016, whereby the Plaintiff is suing the Defendant for the sum of CAD$25,514.14 (plus interest) representing the amount owing for software data and licensing fees pursuant to a license agreement entered into on February 12, 2015. In March 2017, the Company settled the claims by making one lump-sum payment of $7,500.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on OTC Markets Group’s OTCQB under the trading symbol “FTMR”. The following chart shows the high and low bid prices as quoted by the OTCQB for each quarter for the fiscal years ended February 28, 2017 and February 29, 2016. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
February 28, 2017	$0.77	$0.25
November 30, 2016	$0.45	$0.13
August 31, 2016	$0.20	$0.11
May 31, 2016	$0.22	$0.10
February 29, 2016	$0.22	$0.04
November 30, 2015	$0.11	$0.05
August 31, 2015	$0.50	$0.10
May 31, 2015	$0.68	$0.20

On May 29, 2017, the closing price of our common stock as reported by the OTCQB was $2.00 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Issuer Direct Corporation.

Holders of Common Stock

As of May 30, 2017, there were approximately 81 holders of record of our common stock. As of such date, 115,884,698 shares were issued and outstanding.

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

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at February 28, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders(1)	2,300,000	$0.10	3,279,335
Total	2,300,000	$0.10	3,279,335

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

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 28, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

General

We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of May 30, 2017 we did not have any revenue from commercial production.

Results of Operations

Years Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2017 and February 29, 2016 which are included herein:

	February 28, 2017	February 29, 2016
Revenue	$-	$-
Expenses	(491,393)	(581,771)
Net Loss	$(2,724,306)	$(370,324)

Revenues

During the years ended February 28, 2017 and February 29, 2016, we did not generate any revenues from commercial production.

Expenses

Expenses decreased during the year ended February 28, 2017 to $491,393 as compared to $581,771 during the year ended February 29, 2016.

The table below details the changes in major expenditures for the year ended February 28, 2017 as compared to the corresponding year ended February 29, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $33,207	Decrease due to less consulting services were used during the year.
Management fees	Increase of $141,962	Increase due to a one-time adjustment to the CEO compensation.
Office, travel and general expenses	Decrease of $30,892	Decrease due to decreases in insurance, general office expenses, office rent, and travel expenses as part of cost cutting initiatives.
Professional fees	Increase of $66,851	Increase due to more professional services used for corporate filings, accounting, and legal services.
Salaries and benefits	Decrease of $127,910	Decrease due to hiring of COO and VP of Exploration in fiscal 2016. No such positions in fiscal 2017.
Stock-based compensation	Decrease of $107,172	Increase due to stock options granted during in November 2015 whereas no stock options were granted in fiscal 2017.

For the year ended February 28, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $1,197,268 (February 29, 2016 – gain of $229,327) The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company as well as the embedded conversion feature in the convertible debenture issued and subsequently settled during the year. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	At February 28, 2017	At February 29, 2016
Current assets	$510,683	$33,514
Current liabilities	2,995,639	1,286,228
Working capital deficit	$(2,484,956)	$(1,252,714)

We had cash of $459,481 and a working capital deficit of $2,484,956 as of February 28, 2017 compared to cash of $22,426 and working capital deficit of $1,252,714 as of February 29, 2016. The current liabilities consists of the derivative financial liabilities of $2,590,477 (February 29, 2016 - $150,136) which is a non-cash liability as we will not be required to expend any cash.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be higher than fiscal 2017 during the upcoming fiscal year. In connection with oil and gas operations and the new acquisitions mentioned above, we intend to increase number of executive officers. As a result, we estimate our general and administrative expense will be higher in fiscal 2018.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 28, 2017, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 29,
	2017	2016
Cash used in operating activities	$(197,894)	$(238,717)
Cash provided by financing activities	741,576	282,793
Cash used in investing activities	(63,402)	(47,736)
Effect of Foreign Exchange	-	(772)
Change in cash	$437,055	$(4,432)

Cash Used in Operating Activities

Our cash used in operating activities for the year ended February 28, 2017, compared to our cash used in operating activities for the year ended February 29, 2016, decreased by $40,823, primarily due to decrease in non-cash items and non-cash working capital items from operations in the current year.

Cash Provided by Financing Activities

Our cash provided by financing activities for the year ended February 28, 2017, compared to our cash provided by financing activities for the year ended February 29, 2016, increased by $458,783 mainly due to higher proceeds received from common stock issued for cash.

Cash Used in Investing Activities

Our cash used in investing activities for the year ended February 28, 2017, compared to our cash used in investing activities for the year ended February 29, 2016, increased by $15,666 due to an increase of expenditures on oil and gas properties.

Outstanding Shares, Options, Warrants and Convertible Securities

As of May 30, 2017, we have 115,884,698 shares of common stock outstanding, 2,300,000 stock options outstanding and 3,823,698 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the year ended February 28, 2017, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $2,724,306 during the 12 month period ended February 28, 2017, and $6,345,026 from inception (July 9, 2004) through February 28, 2017. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, stockholders’ deficit accounts are translated at historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the Statement of Operations. Adjustments arising from the translation of balances from the Canadian dollar to the US dollar are included in other comprehensive income (loss). The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recently issued accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019.  ASU No 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

February 28, 2017

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Fortem Resources Inc. (formerly Strongbow Resources Inc.)

We have audited the accompanying balance sheets of Fortem Resources Inc. (formerly Strongbow Resources Inc.) as of February 28, 2017 and February 29, 2016, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Fortem Resources Inc. (formerly Strongbow Resources Inc.) as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

May 30, 2017

FORTEM RESOURCES INC.
(FORMERLY STRONGBOW RESOURCES INC.)
BALANCE SHEETS (expressed in US dollars)

	February 28, 2017	February 29, 2016

ASSETS

Current assets
Cash	$ 459,481	$ 22,426
Receivable	27,103	3,279
Prepaid expense and other	24,099	7,809
	510,683	33,514
Non-current assets
Deposit	33,082	32,224
Equipment	54,956	57,236
Oil and gas properties, full cost method	641,494	568,151
$	$ 1,240,215	$ 691,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 282,784	$ 632,983
Accrued liabilities	54,722	99,765
Due to related parties	48,831	334,869
Note payable	18,825	18,475
Derivative liability	2,590,477	150,136
Subscriptions received	-	50,000
	2,995,639	1,286,228

Asset retirement obligation	24,546	21,900
	3,020,185	1,308,128
Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
37,537,556 common shares (30,029,046 at February 29, 2016)	29,428	21,919
Additional paid in capital	5,028,885	3,115,078
Share subscriptions receivable	(110,000)	-
Accumulated other comprehensive loss	(383,257)	(133,280)
Accumulated deficit	(6,345,026)	(3,620,720)
	(1,779,970)	(617,003)
	$ 1,240,215	$ 691,125

The accompanying notes are an integral part of these financial statements

FORTEM RESOURCES INC.
(FORMERLY STRONGBOW RESOURCES INC.)
STATEMENTS OF OPERATIONS (expressed in US dollars)

	For the years ended
	February 28, 2017	February 29, 2016
General and administrative expenses

Consulting	$ 70,592	$ 103,799
Depreciation	3,409	3,419
Management fees	233,786	91,824
Office, travel and general	51,373	82,265
Professional fees	132,233	65,382
Salaries and benefits	-	127,910
Stock-based compensation	-	107,712
Loss from operations	(491,393)	(581,771)

Interest Income	251	243
Accretion expense	(202,263)	(2,061)
Gain on settlement of debt	79,239	-
Loss on settlement of convertible debt	(1,309,022)	-
Interest expense	(16,871)	-
Financing fee	(73,621)	8,938
Foreign exchange gain	271,294	-
Write-off of advances receivable	-	(25,000)
Gain on write-off of accounts payable	215,348	-
Change in fair value of derivative liability	(1,197,268)	229,327
	(2,232,913)	(211,447)
Net loss for the year	(2,724,306)	(370,324)

Foreign currency translation	(249,977)	(9,909)

Comprehensive loss for the year	$ (2,974,283)	$ (380,233)

Basic and diluted loss per share	$ (0.09)	$ (0.01)

Weighted average number of basic
common shares outstanding	30,518,087	29,894,089

The accompanying notes are an integral part of these financial statements

FORTEM RESOURCES INC.
(FORMERLY STRONGBOW RESOURCES INC.)
STATEMENTS OF CASH FLOWS (expressed in US dollars)

	For the years ended
	February 28, 2017	February 29, 2016
Cash flows used in operating activities
Net loss	$ (2,724,306)	$ (370,324)
Non-cash items
Loss on settlement of convertible debt	1,309,022	-
Change in fair value of derivative liability	1,197,268	(229,327)
Accretion	202,263	2,061
Depreciation	3,409	3,419
Gain on settlement of debt	(79,239)	-
Management fees	233,786	-
Gain on write-off of accounts payable	(215,348)	-
Financing fee	73,621	-
Unrealized foreign exchange	(228,307)	31,674
Interest income	(251)	(243)
Shares issued for salaries and benefits	-	37,500
Stock-based compensation	-	107,172
Write-off of advances receivable	-	25,000
Changes in non-cash working capital items
Receivable	(23,824)	1,401
Prepaid expenses and other	(16,290)	17,721
Accounts payable and accrued liabilities	70,302	135,229
Cash used in operating activities	(197,894)	(238,717)

Cash flows used in investing activities
Expenditures on oil and gas properties	(63,402)	(35,399)
Deposits on oil and gas properties	-	(12,337)
Cash used in investing activities	(63,402)	(47,736)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	599,275	7,606
Subscriptions received	-	50,000
Issuance of convertible debenture	200,000	-
Net proceeds from (to) related parties	(100,924)	225,187
Cash provided by financing activities	698,351	282,793

Effect of foreign exchange on cash	-	(772)

Change in cash	437,055	(4,432)
Cash, beginning of year	22,426	26,858
Cash, end of year	$ 459,481	$ 22,426

Non-cash transactions
Accrued expenditures on oil and gas properties	-	10,292

The accompanying notes are an integral part of these financial statements

FORTEM RESOURCES INC.
(FORMERLY STRONGBOW RESOURCES INC.)
STATEMENT OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common Stock		Additional	Share	Accumulated	Other	Total
	Number		Paid In	Subscriptions	Deficit	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Receivable		Loss	Deficit
Balance, February 28, 2015	29,881,824	$ 21,772	$ 2,962,947	-	$ (3,250,396)	$ (123,371)	$ (389,048)

Common stock issued for cash	22,222	22	7,584	-	-	-	7,606
Stock-based compensation	-	-	107,172	-	-	-	107,172
Shares issued for salaries and benefits	125,000	125	37,375	-	-	-	37,500
Net loss	-	-	-	-	(370,324)	-	(370,324)
Foreign currency translation	-	-	-	-	-	(9,909)	(9,909)
Balance, February 29, 2016	30,029,046	21,919	3,115,078	-	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	3,660,000	3,660	482,165	(110,000)	-	-	375,825
Shares issued to settle debt	2,574,812	2,575	618,853				621,428
Shares issued for convertible debenture	1,073,698	1,074	771,989	-	-	-	773,063
Bonus units issued	200,000	200	40,800	-	-	-	41,000
Net loss	-	-	-	-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-	-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	(110,000)	(6,345,026)	(383,257)	(1,779,970)

The accompanying notes are an integral part of these financial statements

FORTEM RESOURCES INC.

(FORMERLY STRONGBOW RESOURCES, INC.)

NOTES TO FINANCIAL STATEMENTS

February 28, 2017

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2017, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $6,345,026.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, stockholders’ deficit accounts are translated at historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the Statement of Operations. Adjustments arising from the translation of balances from the Canadian dollar to the US dollar are included in other comprehensive income (loss). The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at February 28, 2017. As at February 28, 2017, the Company’s Level 3 liabilities consisted of warrants. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the Company’s level 3 liabilities for the years ended February 28, 2017 and February 29, 2016 is as follows:

	February 28, 2017	February 29, 2016
Warrants

Beginning fair value	$150,136	$379,463
Issuance	1,043,074	-
Change in fair value	1,397,267	(229,327)
Ending fair value of warrants	2,590,477	150,136

Embedded Conversion feature

Beginning fair value	-	-
Bifurcation of embedded conversion feature	199,999	-
Change in fair value	(199,999)	-
Ending fair value of embedded conversion feature	-	-
Ending fair value of Level 3 liability	$2,590,477	$150,136

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 6,123,698 (2016 - 3,680,000) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019.  ASU No 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

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

As of February 28, 2017, the Company has incurred $641,494 (2016 - $568,151) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $33,082 (CAD$43,934) (2016 - $32,224 (CAD$43,605)) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

4.

EQUIPMENT

	February 28, 2017
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	67,289	12,333	54,956

	February 29, 2016
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	66,038	8,802	57,236

5.

ACCOUNTS PAYABLE

During the year ended February 28, 2017, the Company paid $11,471 (CAD$15,000) in cash to settle $22,942 (CAD$30,000) of balance owing to the former chief operating officer of the Company. As a result, the Company recorded a gain on settlement of debt of $11,471.

During the year ended February 28, 2017, the Company paid $5,000 in cash to settle $12,898 of balance owing to a creditor. As a result, the Company recorded a gain on settlement of debt of $7,898.

6.

NOTE PAYABLE

As at February 28, 2017, the Company had $18,825 (CAD$25,000) (2016 - $18,475 (CAD$25,000)) in short term note obligations to an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $37,650 (CAD$50,000) (2016 - $36,950 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $24,546 (CAD$32,597) (2016 - $21,900 (CAD$29,660)) as at February 28, 2017.

8.

CONVERTIBLE DEBENTURE AND DERIVATIVE FINANCIAL LIABILITIES

On May 17, 2016, the Company entered into a secured convertible debenture agreement (the “Debenture”) with a Lender. Under the Debenture, the Lender agreed to lend to the Company $200,000. At the discretion of the Lender, the principal and accrued but unpaid interest under the Debenture was convertible into units of the Company at $0.20 per unit at any time until the Maturity Date.  Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years.

8.

CONVERTIBLE DEBENTURE AND DERIVATIVE FINANCIAL LIABILITIES (continued)

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

In consideration for the Debenture, the Company issued the Lender 200,000 units.  Each unit consisted of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. The warrants were determined to be derivatives.  At issuance date, the fair value of these units totaling $73, 621 was recorded as a financing fee in the Statement of Operations.

On February 10, 2017, the Lender converted the outstanding principal and interest of $214,740 into 1,073,698 units of the Company with each unit consisting of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. At conversion date, the fair value of the common shares and warrants was $1,509,022. As a result, the Company recorded a loss on settlement of convertible debt of $1,309,022.

During the year ended February 28, 2017, the Company recognized accretion expense of $199,999 (2016 - $Nil) and a gain on fair value adjustment of $199,999 (2016 - $Nil).  At February 28, 2017, the fair value of the derivative liability associated with the conversion feature was $Nil (2016 - $Nil).

The fair value of the conversion feature was calculated using the Black-Scholes Option Pricing Model at the issuance date, and was revalued at each reporting date.

9.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2015	$379,463
Fair value adjustment	(229,327)
Balance, February 29, 2016	150,136
Warrants issued	1,043,074
Fair value adjustment	1,397,267
Balance, February 28, 2017	$2,590,477

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company.

9.

DERIVATIVE FINANCIAL LIABILITIES – WARRANTS (continued)

At February 28, 2017, the fair value of the warrants was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

	February 28, 2017	February 29, 2016
Volatility	265%	235%
Risk-free interest rate	1.22%	0.68%
Expected life	1.99 years	1.43 years
Dividend yield	nil	nil

10.

SHARE CAPITAL

During the year ended February 28, 2017:

In March 2016, the Company issued 500,000 units at a price of $0.10 per unit for a total of $50,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of three years. The proceeds for this issuance were received in the year ended February 29, 2016 and on the issuance of these units, the Company allocated $500 to share capital and $49,500 to the warrant liability.

In May 2016, the Company issued 353,521 common shares with a fair price of $0.10 per share for a total of $35,352 to settle accounts payable of $95,584 (CAD$123,733).  As a result, the Company recorded a gain on settlement of debt of $60,232.

In May 2016, the Company issued 200,000 units with a fair price of $0.21 per share in regards to the secured convertible debenture (Note 8). Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. The warrants were determined to be derivatives.  At issuance date, the fair value of the common shares and warrants was $73,621 with $41,000 allocated to share capital and $32,621 allocated to warrant liability.

In September 2016, the Company issued 250,000 units at a price of $0.10 per unit for gross proceeds of $25,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of three years. Upon the issuance of these units, the Company allocated $250 to share capital and $24,750 to the warrant liability.

In November 2016, the Company issued 400,000 common shares at a price of $0.25 per share for gross proceeds of $100,000.

In January 2017, the Company issued 1,680,000 common shares with a fair price of $0.25 per share for a total of $420,000 to settle amounts due to a related party payable of $420,000.

In January 2017, the Company issued 182,832 common shares with a fair price of $0.25 per share for a total of $45,708 to settle accrued liabilities of $76,100.  As a result, the Company recorded a gain on settlement of debt of $30,392.

In January 2017, the Company issued 121,888 common shares with a fair price of $0.25 per share for a total of $30,472 to settle amounts due to a related party of $30,472.

In January 2017, the Company issued 236,571 common shares with a fair price of $0.38 per share for a total of $89,897 to settle accounts payable of $59,143.  As a result, the Company recorded a loss on settlement of debt of $30,754.

10.

SHARE CAPITAL (continued)

In January 2017, the Company issued 400,000 shares at a price of $0.25 per share for gross proceeds of $100,000.

In February 2017, the Company issued 1,310,000 shares at a price of $0.25 per share for gross proceeds of $327,500.

In February 2017, the Company issued 800,000 units at a price of $0.25 per unit for gross proceeds of $200,000. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.60 for a period of two years. Upon the issuance of these units, the Company allocated $800 to share capital and $199,200 to the warrant liability.

In February 2017, the Company issued 1,073,698 units with a fair price of $1,509,022 in connection with the conversion of the convertible debenture (Note 8). Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of two years. Upon the issuance of these units, the Company allocated $773,063 to share capital and $735,959 to the warrant liability.

The Company paid a total of $43,225 in finder’s fees in connection with the private placements of equity financings during the year ended February 28, 2017.

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

Share Subscriptions Receivable

As at February 28, 2017, the Company had $110,000 in share subscriptions receivable. Subsequent to the year end, the Company received the proceeds in full.

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2015 and February 29, 2016	1,080,000	0.40
Issued	2,823,698	0.46
Expired	(80,000)	1.50
Number of warrants at February 28, 2017	3,823,698	0.44

10.

SHARE CAPITAL (continued)

A summary of the common share purchase warrants outstanding and exercisable at February 28, 2017 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.40	250,000	September 22, 2019
0.60	800,000	February 10, 2019
0.40	1,073,698	February 10, 2019
	3,823,698

The weighted average exercise price is $0.44 and weighted average life of the warrants is 1.59 years.

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

During the year ended February 28, 2017, there were 300,000 stock options forfeited.

A summary of the stock options outstanding and exercisable at February 28, 2017 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	1,403,000

As at February 28, 2017, the remaining contractual life of the stock options outstanding was 3.68 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $0.71 per share as of February 28, 2017.

11.

RELATED PARTY TRANSACTIONS

During the year ended February 28, 2017, the Company

•

Incurred a total of $233,786 (2016 - $91,824) in management fees to a director and officer of the Company.

•

Incurred a total of $Nil (2016 - $3,634) in consulting fees to a director and officer of the Company.

•

Incurred a total of $Nil (2016 - $108,262) to the former chief operating officer of the Company included in salaries and benefits.  Of this amount, $37,500 was issued in shares of the Company.

•

Incurred a total of $Nil (2016 - $107,172) in share-based payments to directors and management of the Company.

•

Issued 1,680,000 common shares with a fair price of $0.25 per share for a total of $420,000 to settle amounts due to related party payable of $420,000.

As at February 28, 2017, Nil (2016 - $22,170 (CAD$30,000) was owing to the former chief operating officer of the Company and was included in accrued liabilities. This amount was non-interest bearing and unsecured.

Due to related parties consist of the following:

	February 28, 2017	February 29, 2016
	$	$
Due to directors and officers of the Company	48,831	334,869

12.

INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	February 28, 2017	February 29, 2016
	$	$
Loss before income taxes	(2,724,306)	(370,324)
Statutory tax rate	35%	35%
Expected recovery of income taxes computed at statutory rates	(954,000)	(130,000)
Permanent differences	680,000	(43,000)
Reconciliation of tax rates and other	-	(132,000)
Effect of foreign exchange	4,000	-
Change in valuation allowance	270,000	305,000
Provision for income taxes	$ -	$ -

12.

INCOME TAXES (continued)

The significant components of deferred income tax assets at February 28, 2017 and February 29, 2016 are as follows:

	February 28, 2017	February 29, 2016
Deferred income tax assets:
Operating loss carry forward	1,483,000	1,209,000
Oil and gas properties	342,000	346,000
Less: valuation allowance	(1,825,000)	(1,555,000)
Deferred income tax assets, net	-	-

At February 28, 2017, the Company had accumulated non-capital loss carry-forwards of approximately $4,237,000 that expire from 2025 through 2037.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Tax attributes are subject to review, and potential adjustment by tax authorities.

13.

SUBSEQUENT EVENTS

a)

In March and April 2017, the Company issued a total of 2,347,142 shares for total gross proceeds of $1,304,999.

b)

In April 2017, the Company entered into and closed two Membership Interest Purchase Agreements with three arm’s length vendors to acquire all membership interest of Colony Energy, LLC (“Colony”), a Nevada limited liability company. Colony holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta.

In consideration for the acquisition of Colony, the Company issued an aggregate of 21,000,000 shares of its common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a postclosing basis with 1,000,000 shares to be issued to one of the vendors on the first, second and third anniversaries of the closing date.

c)

In April 2017, the Company entered into and closed a Membership Interest Purchase Agreement with two arm’s length vendors to acquire all membership interest of Black Dragon, LLC (“Black Dragon”), a Nevada limited liability company. Black Dragon has the right to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (“Black Dragon Property”).

In consideration for the acquisition of Black Dragon, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date and paid US$100,000 prior to the closing as a non‐refundable deposit. In addition, the Company assumed the obligation for certain cash payments totaling $2.7 million before September 1, 2018 (or $2.4 million if all payments are made by September 1, 2017) for the working interest in the Black Dragon Property.

13.

SUBSEQUENT EVENTS (continued)

d)

In April 2017, the Company entered into and closed a Membership Interest Purchase Agreement with two arm’s length vendors to acquire 100% membership interest of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (“Rolling Rock Property”).

In consideration for the acquisition of Rolling Rock, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date and paid US$100,000 prior to the closing as a non‐refundable deposit. In addition, the Company assumed the obligation for certain cash payments totaling $2.4 million before September 1, 2018 (or $2.15 million if all payments are made by September 1, 2017) for the working interest in the Rolling Rock Property.

e)

In May 2017, the Company acquired 100% of the membership interest in City of Gold, LLC, a Nevada limited liability company, from two Nevada limited liability companies pursuant to a Membership Interest Purchase Agreement. The Membership Interest Purchase Agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock at a deemed price of $2.00 per share (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing; the other 15,000,000 Purchase Shares are to be issued within ten Business Days after City of Gold, LLC earns the Option.

City of Gold, LLC‘s sole assets consist of 2,930,259 common shares and 2,930,259 share purchase warrants in the capital of Asia Pacific Mining Limited (“Asia Pacific”) and its rights under a binding financing and option agreement (the “Option Agreement”) with two vendors. City of Gold, LLC’s only liabilities consist of three demand notes in favor of the Company for an aggregate of $1,500,000.

Under the Option Agreement, the vendors have agreed to grant to City of Gold, LLC the option (the “Option”) to purchase 100% of the ownership interest in a wholly‐owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property. City of Gold, LLC can earn the Option upon issuance of an exploration license for the City of Gold Project, subject to a financing condition.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2017. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2017 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Michael Caetano	Chief Executive Officer, President, Secretary, Treasurer and Director	44	July 30, 2013
Robert DaCunha	Chief Financial Officer and Director	42	November 30, 2013

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

Michael Caetano, Chief Executive Officer, President, Secretary and Treasurer and Director

Michael Caetano joined our board of directors and became our president, chief executive officer secretary and treasurer on July 30, 2013.  He has over 20 years of successful business development and leadership in a wide variety and range of businesses. Along with his business experience he specializes in capital funding, mergers and acquisitions. Mr. Caetano possesses a combination of high energy, entrepreneurial spirit and innate curiosity which will serve Fortem well in its goal of emerging into a successful junior oil and gas exploration and production company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Michael Caetano	1	1	Nil

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2017. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Reliance on Certain Exemptions

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in section 2.4, 6.1.1(4), 6.1.1(5), or 6.1.1(6) or Part 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the Audit Committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Sections 6.1.1(4) (Circumstance Affecting the Business or Operations of the Venture Issuer), 6.1.1(5) (Events Outside Control of Member) and 6.1.1(6) (Death, Incapacity or Resignation) provide exemptions from the requirement that a majority of the members of the Audit Committee must not be executive officers, employees or control persons of our company or of an affiliate of our company. Part 8 (Exemptions) permits a company to apply to a securities regulatory authority or regulator for an exemption from the requirements of National Instrument 52-110 in whole or in part.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 28, 2017;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2017 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2017 and February 29, 2016, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Caetano(1) President, Chief Executive Officer, Secretary, Treasurer and Director	2017 2016	233,786(3) 91,824(3)	Nil Nil	Nil Nil	Nil 82,440(5)	Nil Nil	Nil Nil	Nil Nil	233,786 174,264
Robert DaCunha(2) Chief Financial Officer and Director	2017 2016	Nil 3,634(4)	Nil Nil	Nil Nil	Nil 12,366(5)	Nil Nil	Nil Nil	Nil Nil	Nil 16,000

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

(4)

Mr. DaCunha was compensated in the form of consulting fees paid personally, for services rendered in the normal course of operations.

(5)

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2017:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Caetano	2,000,000	Nil	Nil	0.10	11/3/2020	Nil	Nil	Nil	Nil
Robert DaCunha	300,000	Nil	Nil	0.10	11/3/2020	Nil	Nil	Nil	Nil

Compensation of Directors

We have no directors who were not named executive officers for the year ended February 28, 2017.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class(1)
Common Stock	Michael Caetano 3569 Twinmaple Drive Mississauga, ON, L4Y 3P9	4,430,000(2)	Direct/ Indirect	3.76%
Common Stock	Robert DaCunha 68 Armstrong Avenue Toronto, ON M6H 1V8	303,333(3)	Direct	0.26%
	Directors & Current Executive Officers as a group (2 persons)	4,730,000		4.08%
Common Stock	Marc A. Bruner 1155 Blake Street, Suite 1002 Denver, CO 80202	37,500,000(4)	Indirect	32.36%
Common Stock	JM Magna Holdings LLC 153 Sierra Court Maple, ON L6A 2L8	17,500,000	Direct	15.10%
Common Stock	Angela Mainardi 1503 Commercial Drive Vancouver, BC V5L 3Y1	20,000,000(5)	Indirect	17.26%

* Less than 1%.

(1) Percentage of ownership is based on 115,884,698 common shares issued and outstanding as of May 30, 2017. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)  Includes stock options which allow the holder to purchase 2,000,000 additional shares. Includes 1,680,000 common shares owned by Precision Asset Consulting Executives Inc., of which Michael Caetano beneficially owns and controls all securities.

(3)  Includes stock options which allow the holder to purchase 300,000 additional shares.

(4)  Consists of 17,500,000 common shares owned by MAB Resources Holdings LLC and 20,000,000 common shares owned by Blue Phoenix Energy, LLC. Marc A. Bruner owns and controls MAB Resources Holdings LLC and Blue Phoenix Energy, LLC.

(5)  Consists of 20,000,000 common shares owned by Pacific Petroleum LLC. Angela Mainardi exercises investment power over common shares owned by Pacific Petroleum LLC.

Changes in Control

To the knowledge of management and other than as discussed below, there are no present arrangements or pledges of securities of which may result in a change in the control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

During the year ended February 28, 2017, the Company:

•

Incurred or accrued a total of $233,786 (February 29, 2016 - $91,824) in management fees to Michael Caetano, a director and officer of the Company. As at February 28, 2017, $40,595 (February 29, 2016 - $331,145) was owing to Michael Caetano and have been included in due to related parties. The amounts are non-interest bearing and unsecured. In addition, the Company issued 1,680,000 common shares to a Company controlled by Michael Caetano, with a fair price of $0.25 per share for a total of $420,000 to settle payable of $420,000.

•

Incurred or accrued a total of $nil (February 29, 2016 - $3,634) in consulting fees to Robert DaCunha, a director and officer of the Company. As at February 28, 2017, $3,795 (February 29, 2016 - $3,724) was owing to Robert DaCunha and have been included in due to related parties. The amounts are non-interest bearing and unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2017 and February 29, 2016 for professional services rendered by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Professional Accountants:

Fees	2017	2016
Audit Fees	$18,825	$13,269
Audit Related Fees	10,814	9,105
Tax Fees	-	-
Other Fees	-	-
Total Fees	$29,639	$22,374

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)

10.2

Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)

10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
10.4	Stock Option Agreement dated November 3, 2015 with Michael Caetano (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.5	Stock Option Agreement dated November 3, 2015 with Robert DaCunha (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.6	Stock Option Agreement dated November 3, 2015 with Robert Madzej (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.7	Debt Settlement Agreement dated April 11, 2016 with Apex Energy Consultants Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.8	Debt Settlement Agreement dated April 11, 2016 with Chamonix Canada Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.9	Debt Settlement Agreement dated January 13, 2017 with Precision Asset Consulting Executives Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.10	Debt Settlement Agreement dated January 13, 2017 with Seahawk Capital Corp. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.11	Debt Settlement Agreement dated January 13, 2017 with CNK Enterprises Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.12	Debt Settlement Agreement dated January 30, 2017 with 2232985 Ontario Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.13

Membership Interest Purchase Agreement dated April 7, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)

10.14

Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our current report on Form 8-K filed on April 17, 2017)

10.15

Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)

10.16

Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)

31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1*	Audit Committee Charter
99.2*	Report of Apex Energy Consultants Inc. dated April 21, 2017 on the Compeer property
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEM RESOURCES INC.

By: /s/ Michael Caetano

Michael Caetano

President, Chief Executive Officer, Secretary, Treasurer and Director

(Principal Executive Officer)

Date: May 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Caetano

Michael Caetano

President, Chief Executive Officer, Secretary, Treasurer and Director

(Principal Executive Officer)

Date: May 30, 2017

By: /s/ Robert DaCunha

Robert DaCunha

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: May 30, 2017