Form 10-K/A
period 2017-02-28
Fortem Resources Inc.
filed 2017-05-31
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

EXPLANATORY NOTE

Fortem Resources Inc. (“we”, our”) is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended February 28, 2017 (the "Original Filing") filed on May 30, 2017. We are filing this Amendment as the Original Filing:

(1)

inadvertently did not include the Exhibits that should have been filed with the Original Filing. Consequently, the first purpose of this Amendment is to include Exhibits that should be filed with the Original Filing.

(2)

inadvertently referenced an incorrect date for Exhibit 99.2, Report of Apex Energy Consultants Inc. dated April 21, 2017 on the Compeer property (the “Report”), as the Report was dated April 24, 2017. Consequently, the second purpose of this Amendment is to update all references of the Report in the Original Filing to April 24, 2017.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was filed.

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

Property

Reserves

Apex Energy Consultants Inc. ("Apex") has prepared a report dated April 24, 2017 (the "Apex 2017 Report"), in which it has evaluated as at March 1, 2017 the oil and natural gas reserves attributable to our principal properties. The following information about our oil and natural gas reserves are from The Apex 2017 Report, which is attached as an exhibit to this annual report on Form 10-K.

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

31.1*	Certification of Michael Caetano Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Michael Caetano Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1*	Audit Committee Charter
99.2*	Report of Apex Energy Consultants Inc. dated April 24, 2017 on the Compeer property
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: May 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Caetano

Michael Caetano

President, Chief Executive Officer, Secretary, Treasurer and Director

(Principal Executive Officer)

Date: May 31, 2017

By: /s/ Robert DaCunha

Robert DaCunha

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: May 31, 2017