Form 10-Q
period 2017-05-31
Fortem Resources Inc.
filed 2017-07-24
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Yes ☑   No ☐

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of July 24, 2017, there were 115,884,698 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	May 31, 2017	February 28, 2017
	$	$

ASSETS
Current assets
Cash	63,859	459,481
Receivable	30,262	27,103
Prepaid expense and other	160,618	24,099
	254,739	510,683
Non-current assets
Deposit	32,603	33,082
Equipment	53,234	54,956
Investment in Asia Pacific Mining Ltd.	1,500,000	-
Rights to the acquisition of mineral exploration property	39,530,234	-
Oil and gas properties, full cost method	185,767,964	641,494
	227,138,774	1,240,215

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	440,824	337,506
Due to related parties	48,541	48,831
Note payable	18,519	18,825
Advance payable	64,058	-
Derivative financial liabilities - warrants	7,286,206	2,590,477
	7,858,148	2,995,639
Non-current liabilities
Due to related party	500,000	-
Asset retirement obligation	24,750	24,546
Deferred tax liabilities	73,349,071	-
	81,731,969	3,020,185

Stockholders' equity
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
115,884,698 common shares (37,537,556 at February 28, 2017)	107,775	29,428
Additional paid in capital	150,984,838	5,028,885
Obligation to issue shares	6,000,000	-
Share subscriptions receivable	-	(110,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(11,302,551)	(6,345,026)
	145,406,805	(1,779,970)
	227,138,774	1,240,215

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2017	2016
	$	$

General and administrative expenses
Accretion	605	570
Consulting	18,253	25,481
Depreciation	829	859
Investor relations	12,984	-
Management fees	60,000	23,079
Office, travel and general (recovery)	108,358	(4,832)
Professional fees	58,527	16,024

Loss from operations	(259,556)	(61,181)

Foreign exchange loss	(13,881)	-
Gain on settlement of debt	13,292	60,232
Interest income	60	62
Interest expense	(2,055)	(73,831)
Change on fair value adjustment of derivative financial liabilities	(4,695,729)	(59,325)
Gain on write-off of accounts payable	344	-
Net loss	(4,957,525)	(134,043)

Foreign currency translation	-	(19,890)

Comprehensive loss	(4,957,525)	(153,933)

Basic and diluted loss per share	(0.07)	(0.00)

Weighted average number of basic
common shares outstanding	74,905,863	30,621,927

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2017	2016
	$	$

Cash flows used in operating activities
Net loss	(4,957,525)	(134,043)
Non-cash items
Accretion	605	570
Depreciation	829	859
Gain on settlement of debt	(13,292)	(60,232)
Change on fair value adjustment of derivative financial liabilities	4,695,729	59,325
Gain on write-off of accounts payable	(344)	-
Interest income	(60)	(62)
Interest expense	2,055	73,831
Foreign exchange	-	(120)
Changes in non-cash working capital items
Receivable	(3,159)	(820)
Prepaid expenses and other	(136,519)	(5,240)
Accounts payable and accrued liabilities	112,983	(25,151)
Cash used in operating activities	(298,698)	(91,083)

Cash flows used in investing activities
Investments	(1,500,000)	-
Expenditures on oil and gas properties	(398,486)	-
Cash used in investing activities	(1,898,486)	-

Cash flows from financing activities
Net proceeds from common stock issued for cash	1,234,300	-
Share subscriptions receivable	110,000	-
Issuance of convertible debenture	-	200,000
Advances from third party	4,058	-
Net proceeds from (repaid to) related parties	482,647	(96,288)
Cash provided by financing activities	1,831,005	103,712

Effect of foreign exchange	(29,443)	(32,645)

Change in cash	(395,622)	(20,016)
Cash, beginning of period	459,481	22,426
Cash, end of period	63,859	2,410

Non-cash transactions
Common stock issued for oil and gas properties	144,800,000	-
Obligation to issue shares for oil and gas properties	6,000,000	-
Advance payable for oil and gas properties	60,000	-

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in US dollars - Unaudited)

							Accumulated
	Common Stock		Additional	Obligation	Share		Other	Total
	Number		Paid In	To Issue	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
Balance, February 29, 2016	30,029,046	21,919	3,115,078	-	-	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	3,660,000	3,660	482,165	-	(110,000)	-	-	375,825
Shares issued to settle debt	2,574,812	2,575	618,853	-	-	-	-	621,428
Shares issued for convertible debt	1,073,698	1,074	771,989	-	-	-	-	773,063
Bonus units issued	200,000	200	40,800	-	-	-	-	41,000
Net loss	-	-	-	-	-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-	-	-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	-	(110,000)	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash	2,347,142	2,347	1,231,953	-	110,000	-	-	1,344,300
Shares issued for acquisition	76,000,000	76,000	144,724,000	6,000,000	-	-	-	150,800,000
Net loss	-	-	-	-	-	(4,957,525)	-	(4,957,525)
Balance, May 31, 2017	115,884,698	107,775	150,984,838	6,000,000	-	(11,302,551)	(383,257)	145,406,805

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2017, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $11,302,551.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC and City of Gold, LLC. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, accounts payable and accrued liabilities, amounts due to related party, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets and liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at May 31, 2017. As at May 31, 2017, the Company’s Level 3 assets consist of shares and warrants of a private company and Level 3 liabilities consisted of warrants of the Company. The resulting level 3 assets and liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at May 31, 2017, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

A summary of the Company’s level 3 liabilities for the three months ended May 31, 2017 and year ended February 28, 2017 is as follows:

	May 31, 2017	February 28, 2017
Warrants

Beginning fair value	$2,590,477	$150,136
Issuance	-	1,043,074
Change in fair value	4,695,729	1,397,267
Ending fair value of warrants	7,286,206	2,590,477

Embedded Conversion feature

Beginning fair value	-	-
Bifurcation of embedded conversion feature	-	199,999
Change in fair value	-	(199,999)
Ending fair value of embedded conversion feature	-	-
Ending fair value of Level 3 liability	$7,286,206	$2,590,477

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 6,123,698 (February 28, 2017 - 6,123,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

3.

ACQUISITIONS

a)

Acquisition of Colony Energy, LLC

In April 2017, the Company entered into and closed two membership interest purchase agreements with three arm’s length vendors to acquire all membership interests of Colony Energy, LLC (“Colony”), a Nevada limited liability company. Colony holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta (“Godin Property”).

In consideration for the acquisition of Colony, the Company issued an aggregate of 21,000,000 shares of its common stock to the three vendors on the closing date (issued at a fair value of $37,800,000) and agreed to issue an additional 3,000,000 shares (valued at a price of $6,000,000), with 1,000,000 shares to be issued to one of the vendors on each of the first, second and third anniversaries of the closing date.

Colony is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets

The assets and liabilities of Colony assumed on the acquisition are as follows:

$
Oil and gas properties	108,000
Accounts payable and accrued liabilities	(13,411)
Advance payable	(34,058)
Due to related parties	(60,000)

Net assets	531

The total consideration for the acquisition is as follows:

$
Value of shares issued	37,800,000
Obligation to issue shares	6,000,000
Transaction costs	12,386
43,812,386
Less: net assets	(531)

Excess consideration paid over the net assets of Colony	43,811,855

The excess of the consideration over the net assets of Colony has been added to the oil and gas property to reflect the value of the Godin Property. The measurement of the transaction was based on the quoted market price of the shares issued in connection with the acquisition. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

As a result of the acquisition, the Company recorded a deferred tax liability of $16,171,294.

b)

Acquisition of Black Dragon Energy, LLC

In April 2017, the Company entered into and closed a membership interest purchase agreement with two arm’s length vendors to acquire all membership interests of Black Dragon Energy, LLC (“Black Dragon”), a Nevada limited liability company. Black Dragon holds the right to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest, located in the Moenkopi formation of the Carbon and Emery Counties, Utah (“Black Dragon Property”).

In consideration for the acquisition of Black Dragon, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (issued at a fair value of $38,000,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Black Dragon is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets

The assets and liabilities of Black Dragon assumed on the acquisition are as follows:

$
Oil and gas properties	119,863
Accounts payable and accrued liabilities	(26,355)
Advance payable	(119,863)

Net liabilities	(26,355)

The total consideration for the acquisition is as follows:

$
Value of shares issued	38,000,000
Cash paid	100,000
Transaction costs	10,951
38,110,951
Add: net liabilities	26,355

Consideration paid over the net liabilities of Black Dragon	38,137,306

The consideration paid plus the net liabilities of Black Dragon has been added to the oil and gas property to reflect the value of the Black Dragon Property. The measurement of the transaction was based on the quoted market price of the shares issued in connection with the acquisition. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

As a result of the acquisition, the Company recorded a deferred tax liability of $23,532,941.

c)

Acquisition of Rolling Rock Resources, LLC

In April 2017, the Company entered into and closed a membership interest purchase agreement with two arm’s length vendors to acquire all membership interests of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (“Rolling Rock Property”).

In consideration for the acquisition of Rolling Rock, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (issued at a fair value of $39,000,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Rolling Rock is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Rolling Rock assumed on the acquisition are as follows:

$
Oil and gas properties	130,397
Accounts payable and accrued liabilities	(26,032)
Advance payable	(130,397)

Net liabilities	(26,032)

The total consideration for the acquisition is as follows:

$
Value of shares issued	39,000,000
Cash paid	100,000
Transaction costs	9,315
39,109,315
Add: net liabilities	26,032

Consideration paid over the net liabilities of Rolling Rock	39,135,347

The consideration paid plus the net liabilities of Rolling Rock has been added to the oil and gas property to reflect the fair value of the Rolling Rock Property. The measurement of the transaction was based on the quoted market price of the shares issued in connection with the acquisition. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

As a result of the acquisition, the Company recorded a deferred tax liability of $24,144,836.

d)

Acquisition of City of Gold, LLC

In May 2017, the Company acquired 100% of the membership interest in City of Gold, LLC (“City of Gold”), a Nevada limited liability company, from two Nevada limited liability companies pursuant to a membership interest purchase agreement.  City of Gold has an option to acquire the subsidiary of Asia Pacific Mining Ltd (“the Asia Pacific subsidiary”), subject to the completion of a binding financing and option agreement (“the Option”).  The Asia Pacific subsidiary owns the City of Gold mining project.

 The membership interest purchase agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing (issued at a fair value of $30,000,000); the remaining 15,000,000 Purchase Shares are to be issued within ten Business Days after City of Gold earns the Option.

City of Gold is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of available for sale investments, rights to the acquisition of mineral exploration project and related net assets

The assets and liabilities of City of Gold assumed on the acquisition are as follows:

$
Investments	1,500,000
Accounts payable and accrued liabilities	(13,932)
Note payable	(1,516,302)

Net liabilities	(30,234)

The total consideration for the acquisition is as follows:

$
Value of shares issued	30,000,000
Add: net liabilities	30,234

Consideration paid over the net liabilities of City of Gold	30,030,234

The consideration paid plus the net liabilities of City of Gold has been added to the right to the mineral exploration project to reflect the value of the City of Gold project. The measurement of the transaction was based on the quoted market price of the shares issued in connection with the acquisition. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

As a result of the acquisition, the Company recorded a deferred tax liability of $9,500,000.

4.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition	-	60,091,149	61,670,247	63,280,183	185,041,579
Exploration	-	-	25,488	69,847	95,335
Exchange difference	(10,444)	-	-	-	(10,444)

Balance, May 31, 2017	631,050	60,091,149	61,695,735	63,350,030	185,767,964

Compeer Property

Effective February 21, 2012, the Company entered into a Farmout Agreement (the “Agreement”) with Harvest Operations Corp. (“Farmor”). The Agreement provided for the Company’s acquisition of an undivided 100% working interest (“Working Interest”) in a petroleum and natural gas license covering land located in the Compeer Area in the Province of Alberta, Canada (the “Compeer Property”).

To earn the Working Interest the Company was required to drill, complete, equip or abandon a test well on the Compeer Property (“Test Well”). On March 14, 2012, the Company obtained operator status and was transferred the well license relating to the Test Well.

The Company’s Working Interest in the Compeer Property will be held subject to a non-convertible overriding royalty payable to the Farmor (“Farmor’s Royalty”).  The Farmor’s Royalty on net crude oil revenues will be measured on a sliding scale from 5% to 15% over a range of production volumes from 1 to 150 barrels per day. The Farmor’s Royalty on net gas and other petroleum product revenues is 15%.

The Test Well was spudded on May 27, 2012, and on September 5, 2012, the Company received an earning notice granting the Company a 100% working interest in the Compeer Property.

As of May 31, 2017, the Company has incurred $631,050 (February 28, 2017 - $641,494) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $32,603 (CAD$44,014) (February 28, 2017 - $33,082 (CAD$43,934)) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

Godin Property

On March 31, 2017, Colony (Note 3) entered into a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta.

In addition, the vendor is entitled to receive certain milestone payments from the Company in the aggregate amount up to $210,000 as follows:

i)

$30,000 on or before June 29, 2017;

ii)

$30,000 on or before September 27, 2017; and

iii)

$150,000 upon the rig release of the second well drilled by the Company in the oil and gas assets described above. This amount will be recorded when the criteria has been met.

Black Dragon Property

In March 2017, Black Dragon (Note 3) entered into a purchase and sale agreement (the “Black Dragon PSA”) to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). Under the Black Dragon PSA, the Company is required to pay the vendor cash consideration totaling $2.7 million based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (paid);

•

$900,000 on or before September 1, 2017;

•

$900,000 on or before March 1, 2018; and

•

$800,000 on or before September 1, 2018.

However, if the Company pays a total of $2.4 million on or before September 1, 2017, the parties have agreed that the cash consideration above will be deemed to have been paid in full.

Within 10 business days after the later of the Company paying the cash consideration in full or the Company meeting in full its carry obligation, the vendor will convey to the Company an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets.

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the cash consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full cash consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200’ below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

On or before September 1, 2017, the Company is required to pay the vendor $102,000 for rental, minimum royalty, option payments and shut-in royalty payments due on the leases through December 31, 2018.

Rolling Rock Property

In March 2017, Rolling Rock (Note 3) entered into a purchase and sale agreement (the “Rolling Rock PSA”) to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). Under the Rolling Rock PSA, the Company is required to pay the vendor cash consideration totaling $2.4 million based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (paid);

•

$1,300,000 on or before September 1, 2017;

•

$500,000 on or before March 1, 2018; and

•

$500,000 on or before September 1, 2018.

However, if the Company pays a total of $2.15 million on or before September 1, 2017, the parties have agreed that the cash consideration above will be deemed to have been paid in full. Within 10 business days after the later of the Company paying the cash consideration in full or the Company meeting in full its carry obligation, the vendor agrees to convey to the Company an undivided 50% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before September 1, 2017 (which amount is in addition to the deposit and included in the cash consideration set out above) and the replacement of the vendor’s bonds on or before September 1, 2017, the vendor agrees to convey to the Company an undivided 50% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets. However, if the Company fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, the Company is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

Carry Obligation

As per the terms of the Rolling Rock PSA, and in addition to the cash consideration, the Company is required to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full cash consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000’ in the target zone within the Mancos formation (the “Three Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

The obligation well in the Grand Mancos Unit will be a vertical well drilled to a depth sufficient to test the Granite Walsh formation within such Federal Unit. For this well, completion (or plugging and abandonment) is expected to take place no later than 2 months after the rig that drilled to total depth has been removed from the wellsite and for a period of 6 months after completion of this obligation well (or plugging and abandonment), and the Company will have the exclusive option to purchase an additional 25% of the vendor’s right, title and interest in and to the leases with respect to the Granite Walsh formation within the boundary of the Grand Mancos Unit for an additional payment of $10 million.

On or before September 1, 2017, the Company is required to pay the vendor $65,000 for rental, minimum royalty, option payments and shut in royalty payments due on the leases through December 31, 2018.

5.

INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) (Note 3 (d)) was assigned to the Company where the Company subscribed a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program.

6.

RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT

In connection to the acquisition of City of Gold, LLC, the Company owns the right to an option agreement. Under the option agreement, the vendors have agreed to grant to City of Gold the option (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property. The Company can exercise the Option if Asia Pacific completes an additional financing of $1.5 million within 60 days upon the issuance of an exploration license for the City of Gold Project.

Once it has exercise the Option, the Company may, at its discretion, require Asia Pacific to transfer the Project Subsidiary to another Canadian publicly listed company to be selected by the Company (“Acquisition Co”) for an exercise price consisting of $7,000,000 in cash and thirty percent of the issued and outstanding share capital of Acquisition Co (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co may have issued in order to raise the exercise price of US$7,000,000 and an additional $5,000,000 in working capital).  Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note.  Although the Company has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria – at exercise of the Option, Acquisition Co must have less than US$100,000 in liabilities and US$5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

7.

EQUIPMENT

	May 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	66,194	12,960	53,234

	February 28, 2017
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	67,289	12,333	54,956

8.

ACCOUNTS PAYABLE

During the three months ended May 31, 2017, the Company paid $5,565 (CAD$7,500) in cash to settle $18,857 (CAD$25,415) of balance owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $13,292.

9.

NOTE PAYABLE

As at May 31, 2017, the Company had $18,519 (CAD$25,000) (February 28, 2017 - $18,825 (CAD$25,000)) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

10.

ADVANCE PAYABLE

As at May 31, 2017, the Company had $64,058 (February 28, 2017 - $nil) due to two unrelated parties. The balance of $60,000 was related to the acquisition of the Godin property (Note 4) and the remaining balance was related to expenses paid by an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

11.

ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation consists of reclamation and closure costs associated with the Test Well in the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation.

The undiscounted estimate of this liability was $37,035 (CAD$50,000) (February 28, 2017 - $37,650 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $24,750 (CAD$33,412) (February 28, 2017 - $24,546 (CAD$32,597)) as at May 31, 2017.

12.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 29, 2016	$150,136
Warrants issued	1,043,074
Fair value adjustment	1,397,267
Balance, February 28, 2017	2,590,477
Fair value adjustment	4,695,729
Balance, May 31, 2017	$7,286,206

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company.

At May 31, 2017, the fair value of the warrants was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

	May 31, 2017	February 28, 2017
Volatility	246%	265%
Risk-free interest rate	1.24%	1.22%
Expected life	1.73 years	1.99 years
Dividend yield	nil	nil

13.

SHARE CAPITAL

Three months ended May 31, 2017:

In April 2017, the Company issued 21,000,000 shares with a fair value of $37,800,000 in connection to the acquisitions of Colony (Note 3a).

In April 2017, the Company issued 20,000,000 shares with a fair value of $38,000,000 in connection to the acquisitions of Black Dragon (Note 3b).

In April 2017, the Company issued 20,000,000 shares with a fair value of $39,000,000 in connection to the acquisitions of Rolling Rock (Note 3c).

In May 2017, the Company issued 15,000,000 shares with a fair value of $30,000,000 in connection to the acquisitions of City of Gold (Note 3d).

During the three month ended May 31, 2017, the Company issued 2,347,142 common shares for total gross proceeds of $1,305,000 pursuant to private placements. The Company paid a total of $70,700 in finder’s fees in connection with the private placements of equity financings.

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 29, 2016	1,080,000	0.40
Issued	2,823,698	0.46
Expired	(80,000)	1.50
Number of warrants at February 28, 2017 and May 31, 2017	3,823,698	0.44

A summary of the common share purchase warrants outstanding and exercisable at May 31, 2017 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.40	250,000	September 22, 2019
0.60	800,000	February 10, 2019
0.40	1,073,698	February 10, 2019
	3,823,698

The weighted average exercise price is $0.44 and weighted average life of the warrants is 1.34 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 5,579,335 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

A summary of the stock options outstanding and exercisable at May 31, 2017 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	4,370,000

As at May 31, 2017, the remaining contractual life of the stock options outstanding was 3.43 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.00 per share as of May 31, 2017.

14.

RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2017, the Company

•

Incurred a total of $60,000 (May 31, 2016 - $23,079) in management fees to a director and officer of the Company.

Due to related parties consist of the following:

	May 31, 2017	February 28, 2017
	$	$
Due to directors and officers of the Company	48,541	48,831

As at May 31, 2017, the Company had $500,000 (February 28, 2017 - $nil) in long term note obligations owing to a company with common director. The note payable is unsecured, with an interest of 10% per annum and due on or before January 18, 2019. As at May 31, 2017, the Company has an accrued interest of $18,356.

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “Fortem” mean our company, Fortem Resources Inc.

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

Our Current Business

Compeer Oil and Gas Operations

As of May 31, 2017, we have incurred $631,050 in exploration costs to drill, complete and equip the Test Well. We also recorded $24,750 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at July 24, 2017, it is too early to provide stabilized production forecasts.

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

In consideration for the acquisition of Colony, we issued an aggregate of 21,000,000 shares of our common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a post-closing basis with 1,000,000 shares to be issued to one of the vendors on the first, second and third anniversaries of the closing date.

Colony Energy is a party to a Petroleum, Natural Gas and General Rights Conveyance dated as of March 31, 2017 with an arm’s length vendor and the principal shareholder thereof, pursuant to which the vendor is entitled to receive certain milestone payments from Colony Energy in the aggregate amount of up to $210,000 as partial consideration for the original purchase of the oil and gas assets described above. Pursuant to a Milestone Payment Addendum dated April 7, 2017, we agreed that if Colony Energy fails to make timely payment of any milestone payment and does not remedy such failure within 30 days after receipt of written notice from the vendor, the vendor may elect to: (i) have Colony Energy re-convey the purchased assets to the vendor; or (ii) receive 250,000 shares of our common stock, with such re-conveyance or issuance of shares to be in full and final satisfaction of all obligations to make any further milestone payment.

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

Under the Black Dragon PSA, Black Dragon has agreed to pay the vendor cash consideration totaling $2.7 million based upon the following schedule:

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

Carry Obligation

Under the Black Dragon PSA, and in addition to the cash consideration, Black Dragon has agreed to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Black Dragon pays the full cash consideration set out above or (ii) the date that Black Dragon pays all costs and expenses for the drilling, logging, testing and completion two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). Black Dragon is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before February 28, 2019, failing which, Black Dragon’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

Within 10 business days after the later of Black Dragon paying the cash consideration in full or Black Dragon meeting in full its carry obligation, the vendor will convey to Black Dragon an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets as further described in the Black Dragon PSA.

On or before September 1, 2017, Black Dragon is required to pay the vendor $102,000 for rental, minimum royalty, option payments and shut-in royalty payments due on the leases through December 31, 2018.

Rolling Rock

On April 17, 2017, we entered into and closed a Membership Interest Purchase Agreement with two arm’s length vendors to acquire 100% membership interest of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (“Rolling Rock Property”).

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

Under the Rolling Rock PSA, Rolling Rock has agreed to pay the vendor cash consideration totaling $2.4 million based upon the following schedule:

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

On or before September 1, 2017, Rolling Rock is required to pay the vendor $65,000 for rental, minimum royalty, option payments and shut-in royalty payments due on the leases through December 31, 2018.

City of Gold

On May 17, 2017, we acquired 100% of the membership interest in City of Gold, LLC, a Nevada limited liability company, from two Nevada limited liability companies pursuant to a Membership Interest Purchase Agreement dated as of May 17, 2017. The Membership Interest Purchase Agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares in the capital of our company at a deemed price of $2.00 per. 15,000,000 of these shares were issued at closing (7,500,000 to each transferor); the other 15,000,000 shares are to be issued within ten Business Days after City of Gold, LLC earns the Option (as defined below).

City of Gold, LLC‘s sole asset consists of 2,930,259 common shares and 2,930,259 share purchase warrants in the capital of Asia Pacific Mining Limited (“Asia Pacific”) and its rights under a binding financing and option agreement (the “Option Agreement”) with Asia Pacific and an individual named Nyi Nyi Lwin. City of Gold, LLC’s only liabilities consist of three demand notes for an aggregate of $1,500,000.

Under the Option Agreement, Asia Pacific and Nyi Nyi Lwin have agreed to grant to City of Gold, LLC the option (the “Option”) to purchase 100% of the ownership interest in a wholly-owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property. City of Gold, LLC can earn the Option upon issuance of an exploration license for the City of Gold Project, subject to a financing condition.

Once it has earned the Option, City of Gold, LLC will have the option to require Asia Pacific to transfer the Project Subsidiary to a Canadian publicly listed company to be selected by City of Gold, LLC (“Acquisition Co”) for an exercise price consisting of $7,000,000 in cash and 30% of the issued and outstanding share capital of Acquisition Co (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital). Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note. Although City of Gold, LLC has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria: at exercise of the Option, Acquisition Co must have less than $100,000 in liabilities and $5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

Future Development Costs for Compeer

During fiscal 2018/19, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States. We plan to drill 32 additional wells (including 16 Potential reserve category wells) at approximately $800,000 per well from September 2017 to January 2019. Early estimates indicate the costs to perform the work outlined in our business plan would range from $37 million to $40 million.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three period ended May 31, 2017 and 2016 which are included herein:

	For the three months ended May 31,
	2017	2016
Oil and gas sales	$-	$-
Expenses	$273,437	$61,181
Net loss	$(4,957,525)	$(134,043)

Revenues

During the three month period ended May 31, 2017, we did not generate any revenue (May 31, 2016 - $nil).

Expenses

Expenses increased during the three month period ended May 31, 2017 to $273,437 as compared to $61,181 during the three month period ended May 31, 2016.

The table below details the changes in major expenditures for the three months ended May 31, 2017 as compared to the corresponding three months ended May 31, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $36,921	Increase due to increase in CEO compensation.
Office, travel and general expenses	Increase of $127,071	Increase due to more corporate activities and foreign exchange loss.
Professional fees	Increase of $42,503	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

For the three months ended May 31, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $4,695,729 May 31, 2016 - $59,325). The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	May 31, 2017	February 28, 2017
Current Assets	$254,739	$510,683
Current Liabilities	$7,858,148	$2,995,639
Working Capital (Deficiency)	$(7,603,409)	$(2,484,956)

We had cash of $63,859 and a working capital deficit of $7,603,409 as of May 31, 2017 compared to cash of $459,481 and working capital deficit of $2,484,956 as of February 28, 2017.

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

Cash Flows

	Three months ended May 31, 2017	Three months ended May 31, 2016
Net Cash Used in Operating Activities	$(282,397)	$(91,083)
Net Cash Used in Investing Activities	$(1,898,486)	$-
Net Cash Provided by Financing Activities	$1,814,705	$103,712
Net change in Cash	$(395,622)	$(20,016)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2017, compared to our cash used in operating activities for the three months ended May 31, 2016, increased by $191,314, primarily due to increase in operating expenses and net loss in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2017, compared to our cash used in investing activities for the three months ended May 31, 2016, increased by $1,898,486 due to investment in Asia Pacific and expenditures on oil and gas properties as compared to no expenditure in prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2017, compared to our cash provided by financing activities for the three months ended May 31, 2016, increased by $1,710,992 due to the issuance of 2,347,142 common shares for net proceeds of $1,305,000, and net proceeds from related parties of $466,346 whereby in the comparative period, there were proceeds repaid to related parties of $96,288.

Contractual Obligations

Our future contractual obligations as of May 31, 2017 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$18,519	$18,519	—	—	—
Advance payable	$64,058	$64,058	—	—	—
Due to related party	$500,000	—	$500,000	—	—

Outstanding Shares, Options, Warrants

As of July 24, 2017, we had 115,884,698 shares of common stock, 2,300,000 stock options and 3,823,698 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended May 31, 2017, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $4,957,525 during the three month period ended May 31, 2017, and an accumulated deficit of $11,302,551 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at May 31, 2017.

Provincial Court of Alberta (Civil)	January 22, 2016	Plaintiff: Geologic Systems Ltd. Defendant: Fortem Resources Inc.

A Civil Claim was filed on January 22, 2016, whereby the Plaintiff is suing the Defendant for the sum of CAD$25,514 (plus interest) representing the amount owing for software data and licensing fees pursuant to a license agreement entered into on February 12, 2015. In March 2017, the Company paid CAD$7,500 in cash to settle the balance owing and a full release of the claim.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $11,302,551 as at May 31, 2017. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our articles of incorporation, as amended, authorize the issuance of up to 750,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended May 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

31.1*	Certification of Marc A. Bruner Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Marc A. Bruner Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K filed on June 14, 2013)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer

President, Chairman and Director

(Principal Executive Officer)

Date: July 24, 2017

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

Director

(Principal Financial Officer and Principal Accounting Officer)

Date: July 24, 2017