Form 10-Q
period 2017-08-31
Fortem Resources Inc.
filed 2017-10-17
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	
(Do not check if a smaller reporting company)		Emerging growth company	

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes    No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No 

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of October 16, 2017, there were 116,634,698 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	August 31, 2017	February 28, 2017
	$	$
ASSETS
Current assets
Cash	145,663	459,481
Receivable	12,715	27,103
Prepaid expense and other	22,769	24,099
Loan receivable	99,135	-
	280,282	510,683

Non-current assets
Deposit	35,181	33,082
Equipment	56,436	54,956
Investment	1,500,000	-
Right to the acquisition of mineral exploration project	39,530,234	-
Oil and gas properties, full cost method	186,035,779	641,494
	227,437,912	1,240,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	610,509	337,506
Due to related parties	284,771	48,831
Note payable	19,943	18,825
Advance payable	64,058	-
Derivative financial liabilities - warrants	8,915,554	2,590,477
	9,894,835	2,995,639

Due to related parties	500,000	-
Asset retirement obligation	27,303	24,546
Deferred tax liabilities	73,349,071	-
	83,771,209	3,020,185

Stockholders' equity
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
115,884,698 common shares (37,537,556 at February 28, 2017)	107,775	29,428
Additional paid in capital	150,995,339	5,028,885
Obligation to issue shares	6,000,000	-
Share subscriptions receivable	-	(110,000)
Share subscriptions	100,000	-
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(13,153,154)	(6,345,026)
	143,666,703	(1,779,970)
	227,437,912	1,240,215

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2017	2016	2017	2016
	$	$	$	$

General and administrative expenses
Accretion	632	1,806	1,237	2,376
Consulting	19,537	11,809	37,790	37,290
Depreciation	867	863	1,696	1,722
Investor relation	300	-	13,284	-
Management fees	30,690	23,163	90,690	46,242
Office, travel and general (recovery)	28,086	2,197	136,444	(2,635)
Professional fees	162,254	22,857	220,781	38,881

Loss from operations	(242,366)	(62,695)	(501,922)	(123,876)

Foreign exchange gain	33,330	-	19,449	-
Gain on settlement of debt	307	-	13,599	60,232
Interest income	69	64	129	126
Interest expense	(12,603)	(134)	(14,658)	(73,966)
Gain (loss) on fair value adjustment of derivative financial liabilities	(1,629,348)	294,831	(6,325,077)	235,506
Forgiveness and adjustment of accounts payable	8	-	352	-
Net income (loss)	(1,850,603)	232,066	(6,808,128)	98,022

Foreign currency translation	-	(4,131)	-	(23,911)

Comprehensive income (loss)	(1,850,603)	227,935	(6,808,128)	74,111

Basic and diluted income (loss) per share	(0.02)	0.01	(0.07)	0.00

Weighted average number of basic
common shares outstanding	115,884,698	31,082,567	95,395,280	30,852,247

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the six months ended August 31,
	2017	2016
	$	$
Cash flows used in operating activities
Net income (loss)	(6,808,128)	98,022
Non-cash items
Accretion	1,237	2,376
Depreciation	1,696	1,722
Gain on settlement of debt	(13,599)	(60,232)
Loss (gain) on fair value adjustment of derivative financial liabilities	6,325,077	(235,506)
Forgiveness and adjustment of old accounts payable	(352)	-
Interest income accrued	(129)	(126)
Interest expense	2,055	73,831
Foreign exchange	-	(31,710)
Changes in non-cash working capital items
Receivable	14,388	(2,341)
Prepaid expenses and other	1,330	(1,851)
Accounts payable and accrued liabilities	252,367	9,971
Cash used in operating activities	(224,058)	(145,844)

Cash flows used in investing activities
Investments	(1,500,000)	-
Expenditures on oil and gas properties	(714,861)	-
Loan receivable	(99,135)	-
Cash used in investing activities	(2,313,996)	-

Cash flows from financing activities
Common stock issued for cash	1,354,801	-
Issuance of convertible debenture	-	200,000
Share subscriptions	100,000	-
Advances from third party	4,058	-
Net proceeds from (repaid to) related parties	705,527	(70,976)
Cash provided by financing activities	2,164,386	129,024

Effect of foreign exchange	59,850	(3,451)

Change in cash	(313,818)	(20,271)
Cash, beginning of period	459,481	22,426
Cash, end of period	145,663	2,155

Non-cash transactions
Common stock issued for oil and gas properties	144,800,000	-
Obligation to issue shares for oil and gas properties	6,000,000	-
Advance payable for oil and gas properties	60,000	-

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in US dollars - Unaudited)
							Deficit
							Accumulated	Accumulated
	Common Stock		Additional	Obligation	Share		During	Other	Total
	Number		Paid In	To Issue	Subscriptions	Share	Development	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Shares	Receivable	Subscriptions	Stage	Loss	Equity
		$	$	$	$	$	$	$	$
Balance, February 29, 2016	30,029,046	21,919	3,115,078	-	-	-	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	3,660,000	3,660	482,165	-	(110,000)	-	-	-	375,825
Shares for debt	2,574,812	2,575	618,853	-	-	-	-	-	621,428
Shares issued for convertible debt	1,073,698	1,074	771,989	-	-	-	-	-	773,063
Bonus units issued	200,000	200	40,800	-	-	-	-	-	41,000
Net loss	-	-	-	-	-	-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-	-	-	-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	-	(110,000)	-	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash	2,347,142	2,347	1,242,454	-	110,000	-	-	-	1,354,801
Shares issued for acquisition	76,000,000	76,000	144,724,000	6,000,000	-	-	-	-	150,800,000
Share subscriptions	-	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	-	(6,808,128)	-	(6,808,128)
Balance, August 31, 2017	115,884,698	107,775	150,995,339	6,000,000	-	100,000	(13,153,154)	(383,257)	143,666,703

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2017, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $13,153,154.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC and City of Gold, LLC. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable, accounts payable and accrued liabilities, amounts due to related party, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets and liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at August 31, 2017. As at August 31, 2017, the Company’s Level 3 assets consist of shares and warrants of a private company and Level 3 liabilities consisted of warrants of the Company. The resulting level 3 assets and liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at August 31, 2017, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

A summary of the Company’s level 3 liabilities for the six months ended August 31, 2017 and year ended February 28, 2017 is as follows:

	August 31, 2017	February 28, 2017
Warrants

Beginning fair value	$2,590,477	$150,136
Issuance	-	1,043,074
Change in fair value	6,325,077	1,397,267
Ending fair value of warrants	8,915,554	2,590,477

Embedded Conversion feature

Beginning fair value	-	-
Bifurcation of embedded conversion feature	-	199,999
Change in fair value	-	(199,999)
Ending fair value of embedded conversion feature	-	-
Ending fair value of Level 3 liability	$8,915,554	$2,590,477

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

d)

Acquisition of City of Gold, LLC

In May 2017, the Company acquired 100% of the membership interest in City of Gold, LLC (“City of Gold”), a Nevada limited liability company, from two Nevada limited liability companies pursuant to a membership interest purchase agreement.  City of Gold has an option to acquire the subsidiary of Asia Pacific Mining Ltd. (“the Asia Pacific subsidiary”), subject to the completion of a binding financing and option agreement (“the Option”).  The Asia Pacific subsidiary owns the City of Gold mining project.

 The membership interest purchase agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing (issued at a fair value of $30,000,000); the remaining 15,000,000 Purchase Shares are to be issued within ten Business Days after City of Gold earns the Option.

City of Gold is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of available for sale investments, rights to the acquisition of mineral exploration project and related net assets.

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

As a result of the acquisition, the Company recorded a deferred tax liability of $9,500,000.

4.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition	-	60,091,149	61,695,247	63,305,183	185,091,579
Exploration	-	13,403	92,747	158,473	264,623
Exchange difference	38,083	-	-	-	38,083

Balance, August 31, 2017	679,577	60,104,552	61,787,994	63,463,656	186,035,779

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

As of August 31, 2017, the Company has incurred $679,577 (February 28, 2017 - $641,494) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $35,181 (CAD$44,103) (February 28, 2017 - $33,082 (CAD$43,934)) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

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

If the Company fails to make timely payment of any of the milestone payments, the vendor sole recourse will be a claim for debt against the Company for an amount equal to the missed milestone payment. As at August 31, 2017, the vendor has not filed a claim against the Company.

Black Dragon Property

In March 2017 (and later amended in August 2017), Black Dragon (Note 3) entered into a purchase and sale agreement (the “Black Dragon PSA”) to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, Black Dragon entered into a second amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Consideration”) based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (paid);

•

the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by the Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid.  In addition: (a) the first $1.5 million raised by the Company will be exempt from a 25% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 regardless of the amount of funds paid in connection with one or more Financings.  This change modified the original requirement to pay US$900,000 on or before September 1, 2017, US$900,000 on or before March 1, 2018 and US$800,000 on or before September 1, 2018.

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued subsequently); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 (paid) until such time as the Black Dragon Cash Consideration is paid in full.

As an added incentive for early payment of the Black Dragon Cash Consideration, such sum will be reduced by $100,000 for each calendar month it is paid in full prior to December 31, 2018 for a maximum discount of 12 months or $1.2 million.

Within 10 business days after the later of the Company paying the Black Cash Consideration in full or the Company meeting in full its carry obligation, the vendor will convey to the Company an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets.

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200’ below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

Rolling Rock Property

In March 2017, Rolling Rock (Note 3) entered into a purchase and sale agreement (the “Rolling Rock PSA”) to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, Rolling Rock entered into a second amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (paid);

•

the balance of the Rolling Rock Cash Consideration by cash payment to the vendor of an amount equal to 25% of any funds received by the Company from any Financing upon the closing of each Financing until such amount is paid.  In addition: (a) the first $1.5 million raised by the Company will be exempt from a 25% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than December 31, 2018 regardless of the amount of funds paid in connection with one or more Financings.  This change modified the original requirement to pay US$1.3 million on or before September 1, 2017, $500,000 on or before March 1, 2018 and $500,000 on or before September 1, 2018; and

•

after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 25% of any funds received by the Company from any Financing until the Workover Funds are paid in full.

In addition to revising the Rolling Rock Cash Consideration as set out above, Rolling Rock has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued subsequently); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 (paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

As an added incentive for early payment of the Rolling Rock Cash Consideration, such sum will be reduced by $100,000 for each calendar month it is paid in full prior to December 31, 2018 for a maximum discount of 12 months or $1.2 million.

Within 10 business days after the later of the Company paying the Rolling Rock Cash Consideration in full or the Company meeting in full its carry obligation, the vendor agrees to convey to the Company an undivided 50% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before September 1, 2017 (which amount is in addition to the deposit and included in the Rolling Rock Cash Consideration set out above) and the replacement of the vendor’s bonds on or before September 1, 2017, the vendor agrees to convey to the Company an undivided 50% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets. However, if the Company fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, the Company is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

Carry Obligation

As per the terms of the Rolling Rock PSA, and in addition to the Rolling Rock Cash Consideration, the Company is required to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Rolling Rock Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000’ in the target zone within the Mancos formation (the “Three Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

Once it has exercise the Option, the Company may, at its discretion, to require Asia Pacific to transfer the Project Subsidiary to another Canadian publicly listed company to be selected by the Company (“Acquisition Co”)(if the Project Subsidiary is not transferred to another Canadian publicly list company, Acquisition Co means the Company) for an exercise price consisting of $7,000,000 in cash and thirty percent of the issued and outstanding share capital of Acquisition Co (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital).  Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note.  Although the Company has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria – at exercise of the Option, Acquisition Co must have less than US$100,000 in liabilities and US$5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

7.

EQUIPMENT

	August 31, 2017
	Cost	Accumulated Depreciation	A.
	$	$	$
Oil and gas equipment	71,284	14,848	56,436

	February 28, 2017
	Cost	Accumulated Depreciation	B.
	$	$	$
Oil and gas equipment	67,289	12,333	54,956

8.

ACCOUNTS PAYABLE

During the six months ended August 31, 2017, the Company paid $5,693 (CAD$7,500) in cash to settle $19,292 (CAD$25,415) of balance owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $13,599.

9.

NOTE PAYABLE

As at August 31, 2017, the Company had $19,943 (CAD$25,000) (February 28, 2017 - $18,825 (CAD$25,000)) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

10.

ADVANCE PAYABLE

As at August 31, 2017, the Company had $64,058 (February 28, 2017 - $nil) due to two unrelated parties. The balance of $60,000 was related to the acquisition of the Godin property (Note 4) and the remaining balance was related to expenses paid by an unrelated party. The note payable is unsecured, non-interest bearing and payable upon demand.

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

The undiscounted estimate of this liability was $39,885 (CAD$50,000) (February 28, 2017 - $37,650 (CAD$50,000)) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $27,303 (CAD$34,227) (February 28, 2017 - $24,546 (CAD$32,597)) as at August 31, 2017.

12.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 29, 2016	$150,136
Warrants issued	1,043,074
Fair value adjustment	1,397,267
Balance, February 28, 2017	2,590,477
Fair value adjustment	6,325,077
Balance, August 31, 2017	$8,915,554

The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of the Company.

At August 31, 2017, the fair value of the warrants was determined using the Black-Scholes Option Pricing Model using the following weighted average market assumptions:

	August 31, 2017	February 28, 2017
Volatility	168%	265%
Risk-free interest rate	1.27%	1.22%
Expected life	1.48 years	1.99 years
Dividend yield	nil	nil

13.

SHARE CAPITAL

Six months ended August 31, 2017:

In April 2017, the Company issued 21,000,000 shares with a fair value of $37,800,000 in connection to the acquisition of Colony (Note 3a).

In April 2017, the Company issued 20,000,000 shares with a fair value of $38,000,000 in connection to the acquisition of Black Dragon (Note 3b).

In April 2017, the Company issued 20,000,000 shares with a fair value of $39,000,000 in connection to the acquisition of Rolling Rock (Note 3c).

In May 2017, the Company issued 15,000,000 shares with a fair value of $30,000,000 in connection to the acquisition of City of Gold (Note 3d).

During the six month ended August 31, 2017, the Company issued 2,347,142 common shares for total gross proceeds of $1,305,000 pursuant to private placements. The Company paid a total of $60,200 in finder’s fees in connection with the private placements of equity financings. As at August 31, 2017, the Company received $100,000 of share subscriptions related to the shares issued subsequently.

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

In May 2016, the Company issued 200,000 units with a fair price of $0.21 per share in regards to the secured convertible debenture. Each unit consists of one common share of the Company and one common share purchase warrant.  Each warrant is exercisable to purchase one common share at a price of $0.40 per share for a period of two years. The warrants were determined to be derivatives.  At issuance date, the fair value of the common shares and warrants was $73,621 with $41,000 allocated to share capital and $32,621 allocated to warrant liability.

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 29, 2016	1,080,000	0.40
Issued	2,823,698	0.46
Expired	(80,000)	1.50
Number of warrants at February 28, 2017 and August 31, 2017	3,823,698	0.44

A summary of the common share purchase warrants outstanding and exercisable at August 31, 2017 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.60	800,000	February 10, 2019
0.40	1,073,698	February 10, 2019
0.40	250,000	September 22, 2019
	3,823,698

The weighted average exercise price is $0.44 and weighted average life of the warrants is 1.48 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 5,579,335 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

A summary of the stock options outstanding and exercisable at August 31, 2017 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	5,750,000

As at August 31, 2017, the remaining contractual life of the stock options outstanding was 3.18 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.60 per share as of August 31, 2017.

14.

RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	August 31, 2017	February 28, 2017
	$	$
Due to directors and officers of the Company	253,812	48,831

As at August 31, 2017, the Company had $500,000 (February 28, 2017 - $nil) in long term note obligations owing to a company with a common director. The note payable is unsecured, with an interest of 10% per annum and due on or before January 18, 2019. As at August 31, 2017, the Company has an accrued interest of $30,959.

15.

SUBSEQUENT EVENT

In September 2017, the Company issued 250,000 shares at a price of $2.00 per share for gross proceeds of $500,000. (Note 13).

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

Our Current Business

Compeer Oil and Gas Operations

As of August 31, 2017, we have incurred $679,577 in exploration costs to drill, complete and equip the Test Well. We also recorded $27,303 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at October 16, 2017, it is too early to provide stabilized production forecasts.

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

On August 17, 2017, we entered into a first amendment to purchase and sale agreement (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Amendment has the effect of postponing certain payments relating to the Moenkopi Formation under the Black Dragon PSA until December 31, 2018 while providing for the flexibility of earlier payments in the discretion of our Company.  In consideration for the postponement of such payments, we have agreed to certain additional interim payments and stock consideration as set forth below.

Under the Black Dragon Amendment, we have agreed to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) rather than the original US$2.7 million based upon the following revised payment schedule:

•

$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged); and

•

the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by our Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid.  Notwithstanding the foregoing: (a) the first US$1.5 million raised by our Company will be exempt from a 25% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $900,000 on or before September 1, 2017, $900,000 on or before March 1, 2018 and $800,000 on or before September 1, 2018.

In addition to revising the Black Dragon Cash Consideration as set out above, we have agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017; and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 until such time as the Black Dragon Cash Consideration is paid in full.

As an added incentive for early payment of the Black Dragon Cash Consideration, such sum will be reduced by $100,000 for each calendar month it is paid in full prior to December 31, 2018 for a maximum discount of 12 months or $1.2 million.

In connection with the Black Dragon Amendment, we entered into a Ratification of Purchase and Sale Agreement with the vendor on August 17, 2017 but effective March 1, 2017, whereby we ratified, adopted and approved the Black Dragon Amendment and further guaranteed all the obligations of our company.

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

On August 24, 2017, our company indirectly acquired a 75% interest in additional oil and gas leases in the Moenkopi formation covering a total of 3,852.41 acres.  The leases were also acquired at the SITLA auction (the “State of Utah School and Institutional Trust Lands Administration”) and are in the region covered by an Area of Mutual Interest defined under the Black Dragon PSA, which incorporates a form of joint operating agreement that will govern the joint ownership of the newly acquired leases.

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

On August 17, 2017, we entered into a second amendment to purchase and sale agreement (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA.

The Rolling Rock Amendment has the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until December 31, 2018 while providing for the flexibility of earlier payments in the discretion of our Company.  In consideration for the postponement of such payments, Rolling Rock has agreed to certain additional interim payments and stock consideration as set forth below.

Under the Rolling Rock Amendment, Rolling Rock has agreed to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) rather than the original $2.4 million based upon the following revised payment schedule:

•

$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged);

•

the balance of the Rolling Rock Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by our Company from any Financing upon the closing of each Financing until such amount is paid.  Notwithstanding the foregoing: (a) the first $1.5 million raised by our Company will be exempt from a 25% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than December 31, 2018 regardless of the amount of funds paid in connection with one or more Financings.  This change modified the original requirement to pay $1.3 million on or before September 1, 2017, $500,000 on or before March 1, 2018 and $500,000 on or before September 1, 2018; and

•

after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 25% of any funds received by our company from any Financing until the Workover Funds are paid in full.

In addition to revising the Rolling Rock Cash Consideration as set out above, we have agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017; and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

As an added incentive for early payment of the Rolling Rock Cash Consideration, such sum will be reduced by $100,000 for each calendar month it is paid in full prior to December 31, 2018 for a maximum discount of 12 months or $1.2 million.

In connection with the Rolling Rock Amendment, we entered into a Ratification of Purchase and Sale Agreement with the vendor on August 17, 2017 but effective March 1, 2017, whereby we ratified, adopted and approved the Rolling Rock Amendment and further guaranteed all the obligations of our company.

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

On August 24, 2017, our company indirectly acquired an undivided 75% interest in additional oil and gas leases in the Mancos formation covering a total of 2,313.09 acres.  The leases were acquired at a SITLA auction. Pursuant to the Rolling Rock PSA, the parties have agreed to enter into a joint operating agreement covering the new leases, which are outside the AMI (Area of Mutual Interest) of their original joint venture lease holdings.

Based on a separate transaction, our company and the vendor have acquired an additional 5,174 acres in the Mancos formation and hold a 50/50 partnership, which is part of the AMI and its original agreement.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2017 and 2016 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Oil and gas sales	$-	$-	$-	$-
Expenses	$242,366	$62,695	$501,922	$123,876
Net income (loss)	$(1,850,603)	$232,066	$(6,808,128)	$98,022

Revenues

During the six month period ended August 31, 2017, we did not generate any revenue (August 31, 2016 - $nil).

Expenses

Expenses increased during the three month period ended August 31, 2017 to $242,366 as compared to $62,695 during the three month period ended August 31, 2016.

The table below details the changes in major expenditures for the three months ended August 31, 2017 as compared to the corresponding three months ended August 31, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $7,527	Increase due to increase in CEO compensation.
Office, travel and general expenses	Increase of $25,899	Increase due to more corporate activities and foreign exchange loss.
Professional fees	Increase of $139,397	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

For the three months ended August 31, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $1,627,348 (August 31, 2016 – gain: $294,831). The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Expenses increased during the six month period ended August 31, 2017 to $501,922 as compared to $123,876 during the six month period ended August 31, 2016.

The table below details the changes in major expenditures for the six months ended August 31, 2017 as compared to the corresponding six months ended August 31, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $44,448	Increase due to increase in CEO compensation.
Office, travel and general expenses	Increase of $139,079	Increase due to more corporate activities.
Professional fees	Increase of $181,900	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

For the six months ended August 31, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $6,325,077 (August 31, 2016 – gain: $235,506). The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company. The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	August 31, 2017	February 28, 2017
Current Assets	$280,282	$510,683
Current Liabilities	$9,894,835	$2,995,639
Working Capital (Deficiency)	$(9,614,553)	$(2,484,956)

We had cash of $145,663 and a working capital deficit of $9,614,553 as of August 31, 2017 compared to cash of $459,481 and working capital deficit of $2,484,956 as of February 28, 2017.

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

Cash Flows

	Six months ended August 31, 2017	Six months ended August 31, 2016
Net Cash Used in Operating Activities	$(224,058)	$(145,844)
Net Cash Used in Investing Activities	$(2,313,996)	$-
Net Cash Provided by Financing Activities	$2,164,386	$129,024
Net change in Cash	$(313,818)	$(20,271)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2017, compared to our cash used in operating activities for the six months ended August 31, 2016, increased by $78,214, primarily due to increase in operating expenses and net loss in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2017, compared to our cash used in investing activities for the six months ended August 31, 2016, increased by $2,313,996 due to investment in Asia Pacific and expenditures on oil and gas properties as compared to no expenditure in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2017, compared to our cash provided by financing activities for the six months ended August 31, 2016, increased by $2,035,362 due to the issuance of 2,347,142 common shares for net proceeds of $1,354,801, and net proceeds from related parties of $705,527 whereby in the comparative period, there were proceeds repaid to related parties of $70,976.

Contractual Obligations

Our future contractual obligations as of August 31, 2017 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$19,943	$19,943	—	—	—
Advance payable	$64,058	$64,058	—	—	—
Due to related party	$500,000	—	$500,000	—	—

Outstanding Shares, Options, Warrants

As of October 16, 2017, we had 116,634,698 shares of common stock, 2,300,000 stock options and 3,823,698 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2017, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $6,808,128 during the six month period ended August 31, 2017, and an accumulated deficit of $13,153,154 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at August 31, 2017.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $13,153,154 as at August 31, 2017. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended August 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

10.14	Membership Interest Purchase Agreement dated April 7, 2017 with Grassy Butte Energy LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.15	Milestone Payment Addendum dated April 7, 2016 with Grassy Butte Energy, Ltd. and Grassy Butte, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.16*	Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC
10.17

Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)

10.18

Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)

10.19

First Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.20

Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.21

Second Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.22

Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.23

Agreement Re: April 2017 SITLA Auction dated April 18, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company LLC (incorporated by reference from our current report on Form 8-K filed on August 24, 2017)

31.1*	Certification of Marc A. Bruner Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Marc A. Bruner Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K/A filed on May 31, 2017)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer

President, Chairman and Director

(Principal Executive Officer)

Date: October 16, 2017

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

Director

(Principal Financial Officer and Principal Accounting Officer)

Date: October 16, 2017