Form 10-Q/A
period 2017-05-31
Fortem Resources Inc.
filed 2018-01-30
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Suite 820, 906 12th Avenue S.W.

Calgary, Alberta, Canada T2R 1K7

 (Address of principal executive offices)   (Zip Code)

(403) 241-8912

(Registrant’s telephone number, including area code)

777 N. Rainbow Blvd., Suite 250, Las Vegas, Nevada 89107

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

Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:   As of January 29, 2018, there were 117,872,458 shares of common stock, par value $0.001, outstanding.

Explanatory Note

We are filing this amendment No. 1 to amend our quarterly report on Form 10-Q for the quarter ended May 31, 2017, which was originally filed with the Securities and Exchange Commission on July 24, 2017. We are filing this amendment to:

•

Restate our consolidated financial statements as of and for the three months ended May 31, 2017, as a result of an error in the initial measurement of the fair value of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) that were acquired in 2017.

•

The Company had measured the above acquisitions based on the quoted market price of the shares issued to acquire the LLCs. However, we have subsequently determined that our common shares are not traded in an active market. Consequently, the Company has measured the acquisitions according at the fair value of the assets acquired as that measurement was the more reliably measurable determinant of fair value.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of May 31, 2017. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s acquisitions was a deficiency in its internal control over financial reporting resulting from the material weakness identified at May 31, 2017.

All other information included in our quarterly report on Form 10-Q for the quarter ended May 31, 2017 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after July 24, 2017, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, and 32.1 respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	May 31, 2017	February 28, 2017
	(Restated – Note 15)
	$	$

ASSETS
Current assets
Cash	63,859	459,481
Receivable	30,262	27,103
Prepaid expense and other	160,618	24,099
	254,739	510,683
Non-current assets
Deposit	32,603	33,082
Equipment	53,234	54,956
Investment in Asia Pacific Mining Ltd.	1,500,000	-
Rights to the acquisition of mineral exploration property	1	-
Oil and gas properties, full cost method	1,084,644	641,494
	2,925,221	1,240,215

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	440,824	337,506
Due to related parties	48,541	48,831
Note payable	18,519	18,825
Advance payable	64,058	-
Derivative financial liabilities - warrants	7,286,206	2,590,477
	7,858,148	2,995,639
Non-current liabilities
Due to related party	500,000	-
Asset retirement obligation	24,750	24,546
	8,382,898	3,020,185

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
115,884,698 common shares (37,537,556 at February 28, 2017)	107,775	29,428
Additional paid in capital	6,153,008	5,028,885
Share subscriptions receivable	-	(110,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(11,335,203)	(6,345,026)
	(5,457,677)	(1,779,970)
	2,925,221	1,240,215

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2017	2016
	(Restated – Note 15)
	$	$

General and administrative expenses
Accretion	605	570
Consulting	18,253	25,481
Depreciation	829	859
Investor relations	12,984	-
Management fees	60,000	23,079
Office, travel and general (recovery)	108,358	(4,832)
Professional fees	91,179	16,024

Loss from operations	(292,208)	(61,181)

Foreign exchange loss	(13,881)	-
Gain on settlement of debt	13,292	60,232
Interest income	60	62
Interest expense	(2,055)	(73,831)
Change on fair value adjustment of derivative financial liabilities	(4,695,729)	(59,325)
Gain on write-off of accounts payable	344	-
Net loss	(4,990,177)	(134,043)

Foreign currency translation	-	(19,890)

Comprehensive loss	(4,990,177)	(153,933)

Basic and diluted loss per share	(0.07)	(0.00)

Weighted average number of basic
common shares outstanding	74,905,863	30,621,927

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2017	2016
	(Restated – Note 15)
	$	$

Cash flows used in operating activities
Net loss	(4,990,177)	(134,043)
Non-cash items
Accretion	605	570
Depreciation	829	859
Gain on settlement of debt	(13,292)	(60,232)
Change on fair value adjustment of derivative financial liabilities	4,695,729	59,325
Gain on write-off of accounts payable	(344)	-
Interest income	(60)	(62)
Interest expense	2,055	73,831
Foreign exchange	-	(120)
Changes in non-cash working capital items
Receivable	(3,159)	(820)
Prepaid expenses and other	(136,519)	(5,240)
Accounts payable and accrued liabilities	112,983	(25,151)
Cash used in operating activities	(331,349)	(91,083)

Cash flows used in investing activities
Investments	(1,500,000)	-
Expenditures on oil and gas properties	(365,834)	-
Cash used in investing activities	(1,865,834)	-

Cash flows from financing activities
Net proceeds from common stock issued for cash	1,234,300	-
Share subscriptions receivable	110,000	-
Issuance of convertible debenture	-	200,000
Advances from third party	4,058	-
Net proceeds from (repaid to) related parties	482,647	(96,288)
Cash provided by financing activities	1,831,004	103,712

Effect of foreign exchange	(29,443)	(32,645)

Change in cash	(395,622)	(20,016)
Cash, beginning of period	459,481	22,426
Cash, end of period	63,859	2,410

Non-cash transactions
Common stock issued for oil and gas properties	76,000	-
Advance payable for oil and gas properties	60,000	-

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Expressed in US dollars - Unaudited)

						Accumulated
	Common Stock		Additional	Share		Other	Total
	Number		Paid In	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Receivable	Deficit	Loss	Deficit
			(Restated – Note 15)		(Restated – Note 15)		(Restated – Note 15)
		$	$	$	$	$	$
Balance, February 29, 2016	30,029,046	21,919	3,115,078	-	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	3,660,000	3,660	482,165	(110,000)	-	-	375,825
Shares issued to settle debt	2,574,812	2,575	618,853	-	-	-	621,428
Shares issued for convertible debt	1,073,698	1,074	771,989	-	-	-	773,063
Bonus units issued	200,000	200	40,800	-	-	-	41,000
Net loss	-	-	-	-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-	-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	(110,000)	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash	2,347,142	2,347	1,231,953	110,000	-	-	1,344,300
Shares issued for acquisition	76,000,000	76,000	(107,830)	-	-	-	(31,830)
Net loss	-	-	-	-	(4,990,177)	-	(4,990,177)
Balance, May 31, 2017	115,884,698	107,775	6,153,008	-	(11,335,203)	(383,257)	(5,457,677)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2017, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $11,335,203.

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

In consideration for the acquisition of Colony, the Company issued an aggregate of 21,000,000 shares of its common stock to the three vendors on the closing date (issued at a value of $21,000 ) and agreed to issue an additional 3,000,000 shares (valued at $nil), with 1,000,000 shares to be issued to one of the vendors on each of the first, second and third anniversaries of the closing date.

Colony is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Colony assumed on the acquisition are as follows:

$
Oil and gas properties	108,000
Accounts payable and accrued liabilities	(13,411)
Advance payable	(34,058)
Due to related parties	(60,000)

Net assets	531

The total consideration for the acquisition is as follows:

$
Value of shares issued	21,000
Less: net assets	(531)

Excess consideration paid over the net assets of Colony	20,469

The excess of the consideration over the net assets of Colony has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of Colony, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

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

In consideration for the acquisition of Black Dragon, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (issued at a value of $20,000 ) and paid $100,000 prior to the closing as a non-refundable deposit.

Black Dragon is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets

The assets and liabilities of Black Dragon assumed on the acquisition are as follows:

$
Oil and gas properties	119,863
Accounts payable and accrued liabilities	(26,355)

Net assets	93,508

The total consideration for the acquisition is as follows:

$
Value of shares issued	20,000
Cash paid	100,000
Less: net assets	(93,508)
Excess consideration paid over net assets of Black Dragon	26,492

The consideration paid over the assets of Black Dragon has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of Black Dragon, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

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

In consideration for the acquisition of Rolling Rock, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (issued at a value of $20,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Rolling Rock is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Rolling Rock assumed on the acquisition are as follows:

$
Oil and gas properties	130,397
Accounts payable and accrued liabilities	(26,032)

Net assets	104,365

The total consideration for the acquisition is as follows:

$
Value of shares issued	20,000
Cash paid	100,000
Less: net assets	(104,365)

Excess consideration paid over the net assets of Rolling Rock	15,635

The consideration paid over the assets of Rolling Rock has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of Rolling Rock, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

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

 The membership interest purchase agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing (issued at a value of $15,000 ); the remaining 15,000,000 Purchase Shares are to be issued within ten Business Days after City of Gold earns the Option.

City of Gold is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of available for sale investments, rights to the acquisition of mineral exploration project and related net assets ..

The assets and liabilities of City of Gold assumed on the acquisition are as follows:

$
Investments	1,500,000
Accounts payable and accrued liabilities	(13,932)
Note payable	(1,516,302)

Net liabilities	(30,234)

The total consideration for the acquisition is as follows:

$
Value of shares issued	15,000
Assumption of note payable	1,516,302
Assumption of accounts payable and accrued liabilities	13,932
Less: Investments	(1,500,000)
Less: Rights to the acquisition of mineral exploration property	(1)

Excess consideration paid over the assets of City of Gold	45,233

The consideration paid over the assets of City of Gold has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of City of Gold, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

4.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition	-	108,000	119,863	130,397	358,260
Exploration	-	-	25,487	69,847	95,334
Exchange difference	(10,444)	-	-	-	(10,444)

Balance, May 31, 2017	631,050	108,000	145,350	200,244	1,084,644

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

13.

SHARE CAPITAL

Three months ended May 31, 2017:

In April 2017, the Company issued 21,000,000 shares with a value of $21,000 in connection to the acquisitions of Colony (Note 3a).

In April 2017, the Company issued 20,000,000 shares with a value of $20,000 in connection to the acquisitions of Black Dragon (Note 3b).

In April 2017, the Company issued 20,000,000 shares with a value of $20,000 in connection to the acquisitions of Rolling Rock (Note 3c).

In May 2017, the Company issued 15,000,000 shares with a fair value of $15,000 in connection to the acquisitions of City of Gold (Note 3d).

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

15.

CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of an error in the initial measurement for the fair value of the acquisitions of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) that were acquired in 2017. This restatement was announced in the Company’s current report on Form 8-K filed on January 23, 2018.

The Company had measured the above acquisitions based on the quoted market price of the shares issued to acquire the LLCs. The Company has determined that its common shares issued are not traded in an active market. However, the LLC’s had concurrently acquired the assets from third parties on an arm’s length basis and therefore the amount initially recorded by the LLC’s provided a more reliable determinant of fair value.  Therefore, the Company has revised its accounting to record the transaction based on the fair value of the assets acquired rather than the fair value of the shares issued.

The correction of the error is presented in the Company’s consolidated financial statements for the period ended May 31, 2017 as follows:

Consolidated balance sheet	As at May 31, 2017
	As reported	Adjustment	As restated
	$	$	$
Rights to the acquisition of mineral exploration property	39,530,234	(39,530,233)	1
Oil and gas properties, full cost method	185,767,964	(184,683,320)	1,084,644
Deferred tax liabilities	(73,349,071)	73,349,071	-
Additional paid in capital	(150,984,838)	144,845,330	(6,139,508)
Obligation to issue shares	(6,000,000)	5,986,500	(13,500)
Accumulated deficit	11,302,551	32,652	11,335,203

Consolidated Statements of Operations	Three months ended May 31, 2017
	As reported	Adjustment	As restated
	$	$	$
Professional fees	58,527	32,652	91,179

Net loss for the period	4,957,525	32,652	4,990,177

Comprehensive loss for the period	4,957,525	32,652	4,990,177

Basic and diluted loss per share	(0.07)	-	(0.07)

Consolidated statements of cash flows	As at May 31, 2017
	As reported	Adjustment	As restated
	$	$	$
Net loss for the period	4,957,525	32,652	4,990,177

Expenditures on oil and gas properties	398,486	(32,652)	365,834

Non-cash transections
Common stock issued for oil and gas properties	144,800,000	(144,724,000)	76,000
Obligation to issue shares for oil and gas properties	6,000,000	(6,000,000)	-

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our consolidated financial statements for the period ending May 31, 2017. See Note 15 “Correction Of An Error In Previously Issued Financial Statements” to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q/A.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three period ended May 31, 2017 and 2016 which are included herein:

	For the three months ended May 31,
	2017	2016
Oil and gas sales	$-	$-
Expenses	$292,208	$61,181
Net loss	$(4,990,177)	$(134,043)

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

The table below details the changes in major expenditures for the three months ended May 31, 2017 as compared to the corresponding three months ended May 31, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $36,921	Increase due to increase in CEO compensation.
Office, travel and general expenses	Increase of $113,190	Increase due to more corporate activities and foreign exchange loss.
Professional fees	Increase of $75,155	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

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

Cash Flows

	Three months ended May 31, 2017	Three months ended May 31, 2016
Net Cash Used in Operating Activities	$(331,349)	$(91,083)
Net Cash Used in Investing Activities	$(1,865,834)	$-
Net Cash Provided by Financing Activities	$1,831,004	$103,712
Net change in Cash	$(395,622)	$(20,016)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2017, compared to our cash used in operating activities for the three months ended May 31, 2016, increased by $240,266, primarily due to increase in operating expenses and net loss in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2017, compared to our cash used in investing activities for the three months ended May 31, 2016, increased by $1,865,834 due to investment in Asia Pacific and expenditures on oil and gas properties as compared to no expenditure in prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2017, compared to our cash provided by financing activities for the three months ended May 31, 2016, increased by $1,727,292 due to the issuance of 2,347,142 common shares for net proceeds of $1,305,000, and net proceeds from related parties of $482,646 whereby in the comparative period, there were proceeds repaid to related parties of $96,288.

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

Going Concern

Our interim financial statements and information for the period ended May 31, 2017, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $4,990,177 during the three month period ended May 31, 2017, and an accumulated deficit of $11,335,203 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $11,335,203 as at May 31, 2017. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Date: January 29, 2018

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

Director

(Principal Financial Officer and Principal Accounting Officer)

Date: January 29, 2018