Form 10-Q/A
period 2017-08-31
Fortem Resources Inc.
filed 2018-01-30
CIK 1382231

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

Explanatory Note

We are filing this amendment No. 1 to amend our quarterly report on Form 10-Q for the quarter ended August 31, 2017, which was originally filed with the Securities and Exchange Commission on October 17, 2017. We are filing this amendment to:

•

Restate our consolidated financial statements as of and for the three months ended August 31, 2017, as a result of an error in the initial measurement of the fair value of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC ( collectively, “the LLCs”) that were acquired in 2017.

•

The Company had measured the above acquisitions based on the quoted market price of the shares issued to acquire the LLCs. However, we have subsequently determined that our common shares are not traded in an active market. Consequently, the Company has measured the acquisitions at the fair value of the assets acquired as that measurement was the more reliably measurable determinant of fair value.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of August 31, 2017. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s acquisitions was a deficiency in its internal control over financial reporting resulting from the material weakness identified at August 31, 2017.

All other information included in our quarterly report on Form 10-Q for the quarter ended August 31, 2017 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after October 17, 2017, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

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

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	August 31, 2017	February 28, 2017
	(Restated – Note 16)
	$	$
ASSETS
Current assets
Cash	145,663	459,481
Receivable	12,715	27,103
Prepaid expense and other	22,769	24,099
Loan receivable	99,135	-
	280,282	510,683

Non-current assets
Deposit	35,181	33,082
Equipment	56,436	54,956
Investment	1,500,000	-
Right to the acquisition of mineral exploration project	1	-
Oil and gas properties, full cost method	1,352,459	641,494
	3,224,359	1,240,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	610,509	337,506
Due to related parties	284,771	48,831
Note payable	19,943	18,825
Advance payable	64,058	-
Derivative financial liabilities - warrants	8,915,554	2,590,477
	9,894,835	2,995,639

Due to related parties	500,000	-
Asset retirement obligation	27,303	24,546
	10,422,138	3,020,185

Stockholders' deficit
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
115,884,698 common shares (37,537,556 at February 28, 2017)	107,775	29,428
Additional paid in capital	6,163,509	5,028,885
Share subscriptions receivable	-	(110,000)
Share subscriptions	100,000	-
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(13,185,806)	(6,345,026)
	(7,197,779)	(1,779,970)
	3,224,359	1,240,215

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2017	2016	2017	2016
	(Restated – Note 16)		(Restated – Note 16)
	$	$	$	$

General and administrative expenses
Accretion	632	1,806	1,237	2,376
Consulting	19,537	11,809	37,790	37,290
Depreciation	867	863	1,696	1,722
Investor relation	300	-	13,284	-
Management fees	30,690	23,163	90,690	46,242
Office, travel and general (recovery)	28,086	2,197	136,444	(2,635)
Professional fees	194,906	22,857	253,433	38,881

Loss from operations	(275,018)	(62,695)	(534,574)	(123,876)

Foreign exchange gain	33,330	-	19,449	-
Gain on settlement of debt	307	-	13,599	60,232
Interest income	69	64	129	126
Interest expense	(12,603)	(134)	(14,658)	(73,966)
Gain (loss) on fair value adjustment of derivative financial liabilities	(1,629,348)	294,831	(6,325,077)	235,506
Forgiveness and adjustment of accounts payable	8	-	352	-
Net income (loss)	(1,883,255)	232,066	(6,840,780)	98,022

Foreign currency translation	-	(4,131)	-	(23,911)

Comprehensive income (loss)	(1,883,255)	227,935	(6,840,780)	74,111

Basic and diluted income (loss) per share	(0.02)	0.01	(0.07)	0.00

Weighted average number of basic common shares outstanding	115,884,698	31,082,567	95,395,280	30,852,247

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the six months ended August 31,
	2017	2016
	(Restated – Note 16)
	$	$
Cash flows used in operating activities
Net income (loss)	(6,840,780)	98,022
Non-cash items
Accretion	1,237	2,376
Depreciation	1,696	1,722
Gain on settlement of debt	(13,599)	(60,232)
Loss (gain) on fair value adjustment of derivative financial liabilities	6,325,077	(235,506)
Forgiveness and adjustment of old accounts payable	(352)	-
Interest income accrued	(129)	(126)
Interest expense	2,055	73,831
Foreign exchange	-	(31,710)
Changes in non-cash working capital items
Receivable	14,388	(2,341)
Prepaid expenses and other	1,330	(1,851)
Accounts payable and accrued liabilities	252,367	9,971
Cash used in operating activities	(256,709)	(145,844)

Cash flows used in investing activities
Investments	(1,500,000)	-
Expenditures on oil and gas properties	(682,209)	-
Loan receivable	(99,135)	-
Cash used in investing activities	(2,281,344)	-

Cash flows from financing activities
Common stock issued for cash	1,354,801	-
Issuance of convertible debenture	-	200,000
Share subscriptions	100,000	-
Advances from third party	4,058	-
Net proceeds from (repaid to) related parties	705,527	(70,976)
Cash provided by financing activities	2,164,386	129,024

Effect of foreign exchange	59,850	(3,451)

Change in cash	(313,818)	(20,271)
Cash, beginning of period	459,481	22,426
Cash, end of period	145,663	2,155

Non-cash transactions
Common stock issued for oil and gas properties	76,000	-
Advance payable for oil and gas properties	60,000	-

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Expressed in US dollars - Unaudited)

							Accumulated
	Common Stock		Additional	Share			Other	Total
	Number		Paid In	Subscriptions	Share		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Receivable	Subscriptions	Deficit	Loss	Deficit
			(Restated – Note 16)			(Restated – Note 16)		(Restated – Note 16)
		$	$	$	$	$	$	$
Balance, February 29, 2016	30,029,046	21,919	3,115,078	-	-	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	3,660,000	3,660	482,165	(110,000)	-	-	-	375,825
Shares for debt	2,574,812	2,575	618,853	-	-	-	-	621,428
Shares issued for convertible debt	1,073,698	1,074	771,989	-	-	-	-	773,063
Bonus units issued	200,000	200	40,800	-	-	-	-	41,000
Net loss	-	-	-	-	-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-	-	-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	(110,000)	-	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash	2,347,142	2,347	1,242,454	110,000	-	-	-	1,354,801
Shares issued for acquisition	76,000,000	76,000	(107,830)	-	-	-	-	(31,830)
Share subscriptions	-	-	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	-	(6,840,780)	-	(6,840,780)
Balance, August 31, 2017	115,884,698	107,775	6,163,509	-	100,000	(13,185,806)	(383,257)	(7,197,779)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2017, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $13,185,806.

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

The assets and liabilities of Black Dragon assumed on the acquisition are as follows:

$
Oil and gas properties	119,863
Accounts payable and accrued liabilities	(26,355)

Net assets	93,508

The total consideration for the acquisition is as follows:

$
Value of shares issued	20,000
Cash paid	100,000
Less: net assets	(93,508)
Excess consideration paid over the assets of Black Dragon	26,492

The consideration paid over the assets of Black Dragon has been debited to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of Black Dragon, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

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

The assets and liabilities of Rolling Rock assumed on the acquisition are as follows:

$
Oil and gas properties	130,397
Accounts payable and accrued liabilities	(26,032)

Net assets	104,365

The total consideration for the acquisition is as follows:

$
Value of shares issued	20,000
Cash paid	100,000
Less: net assets	(104,365)

Excess consideration paid over the assets of Rolling Rock	15,635

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

 The membership interest purchase agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing (issued at a value of $15,000); the remaining 15,000,000 Purchase Shares are to be issued within ten Business Days after City of Gold earns the Option.

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

4.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition	-	108,000	144,863	155,397	408,260
Exploration	-	13,403	92,746	158,473	264,622
Exchange difference	38,083	-	-	-	38,083

Balance, August 31, 2017	679,577	121,403	237,609	313,870	1,352,459

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

13.

SHARE CAPITAL

Six months ended August 31, 2017:

In April 2017, the Company issued 21,000,000 shares with a value of $21,000 in connection to the acquisition of Colony (Note 3a).

In April 2017, the Company issued 20,000,000 shares with a value of $20,000 in connection to the acquisition of Black Dragon (Note 3b).

In April 2017, the Company issued 20,000,000 shares with a value of $20,000 in connection to the acquisition of Rolling Rock (Note 3c).

In May 2017, the Company issued 15,000,000 shares with a value of $20,000 in connection to the acquisition of City of Gold (Note 3d).

During the six month ended August 31, 2017, the Company issued 2,347,142 common shares for total gross proceeds of $1,305,000 pursuant to private placements. The Company paid a total of $60,200 in finder’s fees in connection with the private placements of equity financings.  As at August 31, 2017, the Company received $100,000 of share subscriptions related to the shares issued subsequently (Note 15).

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

15.

SUBSEQUENT EVENT

In September 2017, the Company issued 250,000 shares at a price of $2.00 per share for gross proceeds of $500,000 (Note 13).

16.

CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of an error in the initial measurement for the fair value of the acquisitions of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC that were acquired in 2017. This restatement was announced in the Company’s current report on Form 8-K filed on January 23, 2018.

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

The correction of the error is presented in the Company’s consolidated financial statements for the period ended August 31, 2017 as follows:

Consolidated Balance Sheet	As at August 31, 2017
	As reported	Adjustment	As restated
Rights to the acquisition of mineral exploration property	39,530,234	(39,530,233)	1
Oil and gas properties, full cost method	186,035,779	(184,683,320)	1,352,459
Deferred tax liabilities	(73,349,071)	73,349,071	-
Additional paid in capital	(150,995,339)	144,831,830	(6,163,509)
Accumulated deficit	13,153,154	32,652	13,185,806

Consolidated statements of operations	Three months ended August 31, 2017
	As reported	Adjustment	As restated
Professional fees	162,254	32,652	194,906

Net loss for the period	1,850,603	32,652	1,883,255

Comprehensive loss for the period	1,850,603	32,652	1,883,255

Basic and diluted loss per share	(0.02)	-	(0.02)

Consolidated statements of operations	Six months ended August 31, 2017
	As reported	Adjustment	As restated
Professional fees	220,781	32,652	253,433

Net loss for the period	6,808,128	32,652	6,840,780

Comprehensive loss for the period	6,808,128	32,652	6,840,780

Basic and diluted loss per share	(0.07)	-	(0.07)

Consolidated statements of cash flows	Six months ended August 31, 2017
	As reported	Adjustment	As restated
	$	$	$
Net loss for the period	6,808,128	32,652	6,840,780

Expenditures on oil and gas properties	714,861	(32,652)	682,209

Non-cash transections
Common stock issued for oil and gas properties	144,800,000	(144,724,000)	76,000
Obligation to issue shares for oil and gas properties	6,000,000	(6,000,000)	-

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our consolidated financial statements for the period ending August 31, 2017. See Note 16 “Correction Of An Error In Previously Issued Financial Statements” to the Company’s consolidated financial statements included in this quarterly report on Form 10-Q/A.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2017 and 2016 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Oil and gas sales	$-	$-	$-	$-
Expenses	$275,018	$62,695	$534,574	$123,876
Net income (loss)	$(1,883,255)	$232,066	$(6,840,780)	$98,022

Revenues

During the six month period ended August 31, 2017, we did not generate any revenue (August 31, 2016 - $nil).

Expenses

Expenses increased during the three month period ended August 31, 2017 to $275,018 as compared to $62,695 during the three month period ended August 31, 2016.

The table below details the changes in major expenditures for the three months ended August 31, 2017 as compared to the corresponding three months ended August 31, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $7,527	Increase due to increase in CEO compensation.
Office, travel and general expenses	Increase of $25,899	Increase due to more corporate activities and foreign exchange loss.
Professional fees	Increase of $172,049	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

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

Expenses increased during the six month period ended August 31, 2017 to $534,574 as compared to $123,876 during the six month period ended August 31, 2016.

The table below details the changes in major expenditures for the six months ended August 31, 2017 as compared to the corresponding six months ended August 31, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Management fees	Increase of $44,448	Increase due to increase in CEO compensation.
Office, travel and general expenses	Increase of $139,079	Increase due to more corporate activities.
Professional fees	Increase of $214,552	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

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

Cash Flows

	Six months ended August 31, 2017	Six months ended August 31, 2016
Net Cash Used in Operating Activities	$(256,709)	$(145,844)
Net Cash Used in Investing Activities	$(2,281,344)	$-
Net Cash Provided by Financing Activities	$2,164,385	$129,024
Net change in Cash	$(313,818)	$(20,271)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2017, compared to our cash used in operating activities for the six months ended August 31, 2016, increased by $110,865, primarily due to increase in operating expenses and net loss in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2017, compared to our cash used in investing activities for the six months ended August 31, 2016, increased by $2,281,344 due to investment in Asia Pacific and expenditures on oil and gas properties as compared to no expenditure in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2017, compared to our cash provided by financing activities for the six months ended August 31, 2016, increased by $2,035,362 due to the issuance of 2,347,142 common shares for net proceeds of $1,354,801, and net proceeds from related parties of $705,526 whereby in the comparative period, there were proceeds repaid to related parties of $70,976.

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

Going Concern

Our interim financial statements and information for the period ended August 31, 2017, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $6,840,780 during the six month period ended August 31, 2017, and an accumulated deficit of $13,185,806 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $13,185,806 as at August 31, 2017. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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
10.16

Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our quarterly report on Form 10-Q filed on October 17, 2017)

10.17

Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)

10.18

Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)

10.19

First Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.20

Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.21

Second Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.22

Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)

10.23

Agreement Re: April 2017 SITLA Auction dated April 18, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company LLC (incorporated by reference from our current report on Form 8-K filed on August 24, 2017)

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