Form 10-Q
period 2017-11-30
Fortem Resources Inc.
filed 2018-01-31
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

NOVEMBER 30, 2017

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	November 30, 2017	February 28, 2017
	$	$
ASSETS
Current assets
Cash	101,363	459,481
Receivable	11,479	27,103
Prepaid expense and other	40,073	24,099
Loan receivable	99,135	-
	252,050	510,683

Non-current assets
Deposit	43,551	33,082
Equipment	55,545	54,956
Investments	1,500,000	-
Right to the acquisition of mineral exploration project	1	-
Oil and gas properties, unproven, full cost method	2,475,918	641,494
	4,327,065	1,240,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	650,867	337,506
Due to related parties	314,728	48,831
Note payable	19,943	18,825
Advance payable	4,058	-
Derivative financial liabilities - warrants	-	2,590,477
	989,596	2,995,639

Due to related parties	500,000	-
Asset retirement obligation	27,190	24,546
	1,516,786	3,020,185

Stockholders' equity
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
116,664,698 common shares (37,537,556 at February 28, 2017)	108,555	29,428
Additional paid in capital	16,603,284	5,028,885
Obligation to issue shares	800,000	-
Share subscriptions receivable	-	(110,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(14,318,303)	(6,345,026)
	2,810,279	(1,779,970)
	4,327,065	1,240,215

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2017	2016	2017	2016
	$	$	$	$

General and administrative expenses
Accretion of asset retirement obligation	649	558	1,886	1,703
Consulting	899,940	4,349	937,730	41,639
Depreciation	891	841	2,587	2,563
Investors' relation	4,034	-	17,318	-
Management fees	30,000	127,467	120,690	173,709
Office, travel and general (recovery)	108,948	(373)	245,392	(3,008)
Professional fees	103,705	27,619	324,486	66,500

Loss from operations	(1,148,167)	(160,461)	(1,650,089)	(283,106)

Accretion expense	-	(196,983)	-	(199,999)
Foreign exchange gain (loss)	(4,168)	-	15,281	-
Gain on settlement of debt	-	11,471	13,599	71,703
Other income	94	62	575	188
Interest expense	(12,908)	(15,217)	(27,566)	(87,398)
Loss on fair value adjustment of derivative financial liabilities	-	(430,673)	(6,325,077)	(195,167)
Net loss	(1,165,149)	(791,801)	(7,973,277)	(693,779)

Foreign currency translation	-	237	-	(23,674)

Comprehensive loss	(1,165,149)	(791,564)	(7,973,777)	(717,453)

Basic and diluted loss per share	(0.01)	(0.03)	(0.08)	(0.02)

Weighted average number of basic
common shares outstanding	116,575,577	31,283,666	102,404,033	31,019,904

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the nine months ended November 30,
	2017	2016
	$	$
Cash flows used in operating activities
Net loss	(7,973,277)	(693,779)
Non-cash items
Accretion of asset retirement obligation	1,886	1,703
Accretion of debt discount	-	199,999
Depreciation	2,587	2,563
Gain on settlement of debt	(13,599)	(71,703)
Loss on fair value adjustment of derivative financial liabilities	6,325,077	195,167
Other income	(575)	(432)
Interest expense	27,123	11,017
Consulting fees	800,000	-
Management fees	-	173,709
Shares issued for services	-	73,821
Unrealized foreign exchange	(39,846)	(23,919)
Changes in non-cash working capital items
Receivable	15,624	1,946
Prepaid expenses and other	(15,974)	(6,140)
Accounts payable and accrued liabilities	230,928	(54,306)
Cash used in operating activities	(640,046)	(190,354)

Cash flows used in investing activities
Deposit on oil and gas properties	(9,431)	-
Investments	(1,500,000)	-
Acquisition costs and expenditures on oil and gas properties	(638,081)	(10,838)
Loan receivable	(99,135)	-
Cash used in investing activities	(2,246,647)	(10,838)

Cash flows from financing activities
Common stock issued for cash	1,915,001	100,750
Proceeds of private placement allocated to warrant liability	-	24,250
Finders' fees	(95,200)	(7,000)
Issuance of convertible debenture	-	200,000
Advance payable	30,000	-
Net proceeds from (repaid to) related parties	678,774	(55,466)
Cash provided by financing activities	2,528,575	262,534

Change in cash	(358,118)	61,342
Cash, beginning of period	459,481	22,426
Cash, end of period	101,363	83,768

Non-cash transactions
Common stock issued for oil and gas properties	968,171	-
Common stock issued for debt settlement	60,000	-
Advance payable for oil and gas properties	60,000	-

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in US dollars - Unaudited)

							Accumulated
	Common Stock		Additional	Obligation	Share		Other	Total
	Number		Paid In	to issue	Subscriptions		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, February 29, 2016	30,029,046	21,919	3,115,078	-	-	(3,620,720)	(133,280)	(617,003)

Common stock issued for cash	3,660,000	3,660	482,165		(110,000)	-	-	375,825
Shares for debt	2,574,812	2,575	618,853		-	-	-	621,428
Shares issued for convertible debt	1,073,698	1,074	771,989		-	-	-	773,063
Bonus units issued	200,000	200	40,800		-	-	-	41,000
Net loss for the period	-	-	-		-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-		-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	-	(110,000)	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash	2,597,142	2,597	1,707,204		110,000	-	-	1,819,801
Shares issued for acquisition	76,500,000	76,500	891,671		-	-	-	968,171
Shares issued for debt settlement	30,000	30	59,970		-	-	-	60,000
Shares to be issued for consulting services	-	-	-	800,000	-	-	-	800,000
Net loss for the period	-	-	-	-	-	(7,973,277)	-	(7,973,277)
Reallocation of derivative liability to equity upon the change in functional currency	-	-	8,915,554	-	-	-	-	8,915,554
Balance, November 30, 2017	116,664,698	108,555	16,603,284	800,000	-	(14,318,303)	(383,257)	2,810,279

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2017, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $14,318,303.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC and City of Gold, LLC. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Foreign Currency Translation

The Company has changed its functional currency from Canadian Dollars to United States Dollars as at September 1, 2017. Management determined that based on the terms of the agreements pertaining to its oil and gas assets and that it began to pursue financing opportunities in US dollars, the change was required to better reflect the economic environment in which it operates. In accordance with ASC 830-45-10, the previous foreign exchange translation adjustments remain in other comprehensive income and translated amounts of non-monetary assets and liabilities as at August 31, 2017 become the accounting basis for these items in future periods. As at September 1, 2017, the Company’s functional currency and its reporting currency is the United States Dollar.  Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity (deficiency), whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable, accounts payable and accrued liabilities, amounts due to related parties, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at November 30, 2017. As at November 30, 2017, the Company’s Level 3 assets consist of shares and warrants of a private company. The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at November 30, 2017, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

A summary of the Company’s level 3 liabilities for the nine months ended November 30, 2017 and year ended February 28, 2017 is as follows:

	November 30, 2017	February 28, 2017
Warrants

Beginning fair value	$2,590,477	$150,136
Issuance	-	1,043,074
Change in fair value	6,325,077	1,397,267
Reallocation of derivative liability to equity upon the change in functional currency	(8,915,554)	-
Ending fair value of warrants	-	2,590,477

Embedded conversion feature

Beginning fair value	-	-
Bifurcation of embedded conversion feature	-	199,999
Change in fair value	-	(199,999)
Ending fair value of embedded conversion feature	-	-
Ending fair value of Level 3 liability	$-	$2,590,477

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is March 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

In consideration for the acquisition of Colony, the Company issued an aggregate of 21,000,000 shares of its common stock to the three vendors on the closing date (recorded at their par value of $21,000) and agreed to issue an additional 3,000,000 shares, with 1,000,000 shares to be issued to one of the vendors on each of the first, second and third anniversaries of the closing date.

Colony is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Colony assumed on the acquisition are as follows:

$
Oil and gas properties	108,000
Accounts payable and accrued liabilities	(13,411)
Advance payable	(34,058)
Due to related parties	(60,000)

Net assets	531

The total consideration for the acquisition is as follows:

$
Par value of shares issued	21,000
Less: net assets	(531)

Excess consideration paid over the net assets of Colony	20,469

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

In consideration for the acquisition of Black Dragon, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (recorded at their par value of $20,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Black Dragon is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Black Dragon assumed on the acquisition are as follows:

$
Oil and gas properties	119,863
Accounts payable and accrued liabilities	(26,355)

Net liabilities	93,508

The total consideration for the acquisition is as follows:

$
Par value of shares issued	20,000
Cash paid	100,000
Less: net assets	(93,508)
Excess consideration paid over the net assets of Black Dragon	26,492

The consideration paid over the net assets of Black Dragon has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of Black Dragon, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

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

In consideration for the acquisition of Rolling Rock, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (recorded at their par value of $20,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Rolling Rock is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Rolling Rock assumed on the acquisition are as follows:

$
Oil and gas properties	130,397
Accounts payable and accrued liabilities	(26,032)

Net assets	104,365

The total consideration for the acquisition is as follows:

$
Par value of shares issued	20,000
Cash paid	100,000
Less: net assets	(104,365)

Excess consideration paid over the net assets of Rolling Rock	15,635

The consideration paid over the net assets of Rolling Rock has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of Rolling Rock, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

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

 The membership interest purchase agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing (recorded at their par value of $15,000); the remaining 15,000,000 Purchase Shares are to be issued within ten Business Days after City of Gold earns the Option.

City of Gold is not considered a business for accounting purposes and accordingly the transaction is treated as an acquisition of available for sale investments, rights to the acquisition of mineral exploration project and related net assets.

The assets and liabilities of City of Gold assumed on the acquisition are as follows:

$
Investments	1,500,000
Accounts payable and accrued liabilities	(13,932)
Note payable	(1,516,302)

Net liabilities	(30,234)

The total consideration for the acquisition is as follows:

$
Par value of shares issued	15,000
Assumption of note payable	1,516,302
Assumption of accounts payable and accrued liabilities	13,932
Less: Investments	(1,500,000)
Less: Rights to the acquisition of mineral exploration property	(1)

Excess consideration paid over the net assets of City of Gold	45,233

The consideration paid over the net assets of City of Gold has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of City of Gold, which approximated their fair value. The Company intends to perform an assessment of the carrying value of the asset in connection with the preparation of the annual financial statements or earlier if indicators of impairment are identified.

4.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition	-	108,000	669,863	680,397	1,458,260
Exploration	11,705	38,165	104,550	183,661	338,081
Exchange difference	38,083	-	-	-	38,083

Balance, November 30, 2017	691,282	146,165	774,413	864,058	2,475,918

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

As of November 30, 2017, the Company has incurred $691,282 (February 28, 2017 - $641,494) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $43,551 (February 28, 2017 - $33,082) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

Godin Property

On March 31, 2017, Colony (Note 3a) entered into a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta.

In addition, the vendor is entitled to receive certain milestone payments from the Company in the aggregate amount up to $210,000 as follows:

i)

$30,000 on or before June 29, 2017 (settled with the issuance of shares);

ii)

$30,000 on or before September 27, 2017 (settled with the issuance of shares); and

iii)

$150,000 upon the rig release of the second well drilled by the Company in the oil and gas assets described above. This amount will be recorded when the criteria has been met.

If the Company fails to make timely payment of any of the milestone payments, the vendor sole recourse will be a claim for debt against the Company for an amount equal to the missed milestone payment. As at November 30, 2017, the vendor has not filed a claim against the Company. In November 2017, the Company issued 30,000 shares at a value of $79,500 to settle the milestone payments of $60,000, and recorded a loss of debt settlement of $19,500.

Black Dragon Property

In March 2017 (and later amended in August 2017), Black Dragon (Note 3b) entered into a purchase and sale agreement (the “Black Dragon PSA”) to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, Black Dragon entered into a second amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Consideration”) based upon the following schedule:

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($50,000 paid) until such time as the Black Dragon Cash Consideration is paid in full.

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

Rolling Rock Property

In March 2017, Rolling Rock (Note 3c) entered into a purchase and sale agreement (the “Rolling Rock PSA”) to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, Rolling Rock entered into a second amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) based upon the following schedule:

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

In addition to revising the Rolling Rock Cash Consideration as set out above, Rolling Rock has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($50,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

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

5.

INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) (Note 3d) was assigned to the Company where the Company subscribed a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program.

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

Once it has exercised the Option, the Company may, at its discretion, require Asia Pacific to transfer the Project Subsidiary to another Canadian publicly listed company to be selected by the Company (“Acquisition Co”)(if the Project Subsidiary is not transferred to another Canadian publicly list company, Acquisition Co means the Company) for an exercise price consisting of $7,000,000 in cash and thirty percent of the issued and outstanding share capital of Acquisition Co (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital).  Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note.  Although the Company has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria – at exercise of the Option, Acquisition Co must have less than US$100,000 in liabilities and US$5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

7.

EQUIPMENT

	November 30, 2017
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	71,284	15,739	55,545

	February 28, 2017
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	67,289	12,333	54,956

8.

ACCOUNTS PAYABLE

During the nine months ended November 30, 2017, the Company paid $5,693 in cash to settle $19,292 of balance owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $13,599.

9.

NOTE PAYABLE

As at November 30, 2017, the Company had $19,943 (February 28, 2017 - $18,825) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

10.

ADVANCE PAYABLE

As at November 30, 2017, the Company had $4,058 (February 28, 2017 - $nil) due to an unrelated party. The balance was related to expenses paid by an unrelated party. The advance payable is unsecured, non-interest bearing and payable upon demand. During the nine months end November 30, 2017, the Company issued 30,000 shares at a value of $60,000 to settle an advance payable of $60,000, related to the acquisition of the Godin property (Note 4).

11.

ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation consists of reclamation and closure costs associated with the Test Well in the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $39,885 (February 28, 2017 - $37,650) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $27,190 (February 28, 2017 - $24,546) as at November 30, 2017.

12.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 29, 2016	$150,136
Warrants issued	1,043,074
Fair value adjustment	1,397,267
Balance, February 28, 2017	2,590,477
Fair value adjustment	6,325,077
Reallocation of derivative liability to equity upon the change in functional currency	(8,915,554)
Balance, November 30, 2017	$-

13.

SHARE CAPITAL

Nine months ended November 30, 2017:

In April 2017, the Company issued 21,000,000 shares recorded at their par value of $21,000 in connection to the acquisition of Colony (Note 3a).

In April 2017, the Company issued 20,000,000 shares recorded at their par value of $20,000 in connection to the acquisition of Black Dragon (Note 3b).

In April 2017, the Company issued 20,000,000 shares recorded at their par value of $20,000 in connection to the acquisition of Rolling Rock (Note 3c).

In May 2017, the Company issued 15,000,000 shares recorded at their par value of $15,000 in connection to the acquisition of City of Gold (Note 3d).

In September 2017, the Company issued 250,000 shares with a fair value of $500,000 in connection to the Black Dragon property (Note 4).

In September 2017, the Company issued 250,000 shares with a fair value of $500,000 in connection to the Rolling Rock property (Note 4).

In November 2017, the Company issued 30,000 shares with a fair value of $60,000 to settle an advance payable of $60,000 in connection to the Godin property (Note 4).

During the nine month ended November 30, 2017, the Company issued 2,597,142 common shares for total gross proceeds of $1,915,001 pursuant to private placements. The Company paid a total of $95,200 in finder’s fees in connection with the private placements of equity financings.

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

In May 2016, the Company issued 353,521 common shares with a fair price of $0.10 per share for a total of $35,352 to settle accounts payable of $95,584.  As a result, the Company recorded a gain on settlement of debt of $60,232.

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 29, 2016	1,080,000	0.40
Issued	2,823,698	0.46
Expired	(80,000)	1.50
Number of warrants outstanding at February 28, 2017 and November 30, 2017	3,823,698	0.44

A summary of the common share purchase warrants outstanding and exercisable at November 30, 2017 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.60	800,000	February 10, 2019
0.40	1,073,698	February 10, 2019
0.40	250,000	September 22, 2019
	3,823,698

The weighted average exercise price is $0.44 and weighted average life of the warrants is 1.23 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 5,579,335 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

A summary of the stock options outstanding and exercisable at November 30, 2017 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	5,750,000

As at November 30, 2017, the remaining contractual life of the stock options outstanding was 2.93 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.60 per share as of November 30, 2017.

14.

RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	November 30, 2017	February 28, 2017
	$	$
Due to directors and officers of the Company	314,728	48,831

As at November 30, 2017, the Company had $500,000 (February 28, 2017 - $nil) in long term note obligations owing to a company with a common director. The note payable is unsecured, with an interest of 10% per annum and due on or before January 18, 2019. As at November 30, 2017, the Company has an accrued interest of $43,425.

15.

SUBSEQUENT EVENTS

In December 2017, the Company:

a)

Issued 400,000 shares in payment of consulting fees;

b)

Issued 7,760 shares in settlement of certain  obligations in the amount of CAD$20,000; and

c)

Issued 800,000 shares upon exercise of 800,000 warrants of the Company for total proceeds of $480,000.

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

Our Current Business

Compeer Oil and Gas Operations

As of November 30, 2017, we have incurred $691,282 in exploration costs to drill, complete and equip the Test Well. We also recorded $27,190 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at January 29, 2018, it is too early to provide stabilized production forecasts.

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

In addition to revising the Black Dragon Cash Consideration as set out above, we have agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued on September 1, 2017); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 until such time as the Black Dragon Cash Consideration is paid in full.

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

In addition to revising the Rolling Rock Cash Consideration as set out above, we have agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued on September 1, 2017); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

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

City of Gold

On May 17, 2017, we acquired 100% of the membership interest in City of Gold, LLC, a Nevada limited liability company, from two Nevada limited liability companies pursuant to a Membership Interest Purchase Agreement dated as of May 17, 2017. The Membership Interest Purchase Agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares in the capital of our company. 15,000,000 of these shares were issued at closing (7,500,000 to each transferor); the other 15,000,000 shares are to be issued within ten Business Days after City of Gold, LLC earns the Option (as defined below).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2017 and 2016 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Oil and gas sales	$-	$-	$-	$-
Expenses	$1,148,167	$160,461	$1,650,089	$283,106
Net loss	$(1,165,649)	$(791,801)	$(7,973,777)	$(693,779)

Revenues

During the nine month period ended November 30, 2017, we did not generate any revenue (November 30, 2016 - $nil).

Expenses

Expenses increased during the three month period ended November 30, 2017 to $1,148,167 as compared to $160,461 during the three month period ended November 30, 2016.

The table below details the changes in major expenditures for the three months ended November 30, 2017 as compared to the corresponding three months ended November 30, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $895,591	Increase as a result of accruing consulting fees in the amount of $800,000 in respect of an agreement to issue 400,000 common shares subsequent to November 31, 2017.
Management fees	Decrease of $91,467	Decrease due to adjustment in CEO compensation in prior period.
Office, travel and general expenses	Increase of $109,321	Increase due to more corporate activities, new office lease, more travel expenses due to site visits and marketing.
Professional fees	Increase of $76,086	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

For the three months ended November 30, 2017, we did not record a loss on the fair value adjustment of derivative financial liability (November 30, 2016 – loss: $430,673) as we changed our functional currency to US dollars for accounting purposes on August 31, 2017. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $8,915,554 on September 1, 2017. The derivative liability consisted of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company.

Expenses increased during the nine month period ended November 30, 2017 to $1,650,089 as compared to $283,106 during the nine month period ended November 30, 2016.

The table below details the changes in major expenditures for the nine months ended November 30, 2017 as compared to the corresponding nine months ended November 30, 2016:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $896,091	Increase as a result of accruing consulting fees in the amount of $800,000 in respect of an agreement to issue 400,000 common shares subsequent to November 31, 2017.
Management fees	Decrease of $53,019	Decrease due to decrease in CEO compensation.
Office, travel and general expenses	Increase of $248,400	Increase due to more corporate activities, new office lease, more travel expenses due to site visits and marketing.
Professional fees	Increase of $257,986	Increase due to more professional services used for corporate filings, accounting, and professional services for the acquisitions.

For the nine months ended November 30, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $6,325,077 (November 30, 2016 – loss: $195,167). The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company.

Liquidity and Capital Resources

Working Capital

	November 30, 2017	February 28, 2017
Current Assets	$252,050	$510,683
Current Liabilities	$989,596	$2,995,639
Working Capital (Deficiency)	$(737,546)	$(2,484,956)

We had cash of $101,363 and a working capital deficit of $737,546 as of November 30, 2017 compared to cash of $459,481 and working capital deficit of $2,484,956 as of February 28, 2017.

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

Cash Flows

	Nine months ended November 30, 2017	Nine months ended November 30, 2016
Net Cash Used in Operating Activities	$(640,046)	$(190,354)
Net Cash Used in Investing Activities	$(2,246,647)	$(10,838)
Net Cash Provided by Financing Activities	$2,528,575	$262,534
Net change in Cash	$(358,118)	$61,342

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2017, compared to our cash used in operating activities for the nine months ended November 30, 2016, increased by $449,512, primarily due to increase in operating expenses and net loss in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2017, compared to our cash used in investing activities for the nine months ended November 30, 2016, increased by $2,235,809 due to investment in Asia Pacific and expenditures on oil and gas properties as compared to minor expenditure on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2017, compared to our cash provided by financing activities for the nine months ended November 30, 2016, increased by $2,266,041 due to the issuance of 2,547,142 common shares for net proceeds of $1,819,801, and net proceeds from related parties of $747,550 whereby in the comparative period, there were proceeds repaid to related parties of $55,466.

Contractual Obligations

Our future contractual obligations as of November 30, 2017 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Office leases	$73,065	$73,065	—	—	—
Note payable	$19,943	$19,943	—	—	—
Advance payable	$4,058	$4,058	—	—	—
Due to related party	$500,000	—	$500,000	—	—

Outstanding Shares, Options, Warrants

As of January 29, 2018, we had 117,872,458 shares of common stock, 2,300,000 stock options and 3,023,698 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2017, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $7,973,277 during the nine month period ended November 30, 2017, and an accumulated deficit of $14,318,303 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at November 30, 2017.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $14,318,303 as at November 30, 2017. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, since the beginning of the three month period ended November 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On August 17, 2017, but effective as of March 1, 2017, our wholly-owned subsidiary Rolling Rock Resources, LLC (“Rolling Rock”) entered into a Second Amendment to Purchase and Sale Agreement (the “RR Amendment”), which amended the terms of the Purchase and Sale Agreement dated effective March 1, 2017 (the “RR PSA”) between Rockies Standard Oil Company, LLC and Rolling Rock. The RR Amendment has the effect of postponing certain payments relating to the Mancos formation under the RR PSA until December 31, 2018 while providing for the flexibility of earlier payments in the discretion of Rolling Rock.  In consideration for the postponement of such payments, Rolling Rock has agreed to certain additional interim payments and stock consideration. Pursuant to the RR Amendment, we issued 250,000 shares of our common stock to Rockies Standard Oil Company, LLC on September 1, 2017. We issued these shares to one accredited investor (as that term is defined in Rule 501 promulgated under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

On August 17, 2017, but effective as of March 1, 2017, our wholly-owned subsidiary Black Dragon Energy, LLC (“Black Dragon”) entered into a First Amendment to Purchase and Sale Agreement (the “BD Amendment”), which amended the terms of the Purchase and Sale Agreement dated effective March 1, 2017 (the “BD PSA”) between WEM Dragon, LLC and Black Dragon. The BD Amendment has the effect of postponing certain payments relating to the Moenkopi Formation under the BD PSA until December 31, 2018 while providing for the flexibility of earlier payments in the discretion of Black Dragon.  In consideration for the postponement of such payments, Black Dragon has agreed to certain additional interim payments and stock consideration. Pursuant to the BD Amendment, we issued 250,000 shares of our common stock to WEM Dragon, LLC on September 1, 2017. We issued these shares to one accredited investor (as that term is defined in Rule 501 promulgated under the Securities Act of 1933) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933.

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

10.24	Debt Conversion Agreement dated November 2, 2017 with Grassy Butte Energy Ltd. (incorporated by reference from our current report on Form 8-K filed on November 9, 2017)
10.25	Debt Conversion Agreement dated December 19, 2017 with LPD Ltd. (incorporated by reference from our current report on Form 8-K filed on December 22, 2017)
31.1*	Certification of Marc A. Bruner Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Marc A. Bruner Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K/A filed on May 31, 2017)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer

President, Chairman and Director

(Principal Executive Officer)

Date: January 31, 2018

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

Director

(Principal Financial Officer and Principal Accounting Officer)

Date: January 31, 2018