Form 10-K
period 2018-02-28
Fortem Resources Inc.
filed 2018-06-28
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2018

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

Registrant’s telephone number, including area code: (403) 241-8912

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

38,651,365 shares of common stock at a price of $2.60 per share for an aggregate market value of $100,493,549.00.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of June 28, 2018, there were 119,171,156 shares of common stock outstanding.

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

Effective March 17, 2014, we conducted a one for four reverse stock split of our issued and outstanding common stock.  As a result, the number of the issued and outstanding shares of common stock decreased from 111,586,705 shares to 27,896,676 shares. Our authorized capital of 750,000,000 shares of common stock with a par value of $0.001 was unchanged.

Effective March 30, 2017, we completed a merger with our wholly-owned subsidiary, Fortem Resources Inc., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we have changed our name from “Strongbow Resources Inc.” to “Fortem Resources Inc.”.

Our Current Business

Compeer Oil and Gas Operations

As of February 28, 2018, we have incurred $693,503 in exploration costs to drill, complete and equip the Test Well. We also recorded $28,352 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at June 28, 2018, it is too early to provide stabilized production forecasts.

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

In consideration for the acquisition of Colony, we issued an aggregate of 21,000,000 shares of our common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a post-closing basis with 1,000,000 shares to be issued to one of the vendors on the first, second and third anniversaries of the closing date. As at June 28, 2018, our company and the vendor have agreed to postpone the 2018 share issuance of 1,000,000 shares to a later date.

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

On August 17, 2017, we entered into a first amendment to purchase and sale agreement (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Amendment had the effect of postponing certain payments relating to the Moenkopi Formation under the Black Dragon PSA until December 31, 2018 while providing for the flexibility of earlier payments in the discretion of our Company.  In consideration for the postponement of such payments, we have agreed to certain additional interim payments and stock consideration as set forth below.

Under the Black Dragon Amendment, we agreed to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) rather than the original US$2.7 million based upon the following revised payment schedule:

•

$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged); and

•

the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by our Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid.  Notwithstanding the foregoing: (a) the first US$1.5 million raised by our Company will be exempt from a 25% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Black Dragon Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $900,000 on or before September 1, 2017, $900,000 on or before March 1, 2018 and $800,000 on or before September 1, 2018.

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

On May 28, 2018, we entered into a second amendment to purchase and sale agreement (the “Second Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. The Second Black Dragon Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until August 1, 2019, provided that, if the shares of common stock of our company are not listed on the TSX Venture Exchange on or before August 1, 2018, the payment deadline will remain December 31, 2018 (the “Black Dragon Payment Deadline”).

In connection with the Second Black Dragon Amendment, we entered into a Ratification of Purchase and Sale Agreement with the vendor on May 28, 2018 but effective March 1, 2017, whereby we ratified, adopted and approved the Second Black Dragon Amendment and further guaranteed all the obligations of our company.

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

The Rolling Rock Amendment had the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until December 31, 2018 while providing for the flexibility of earlier payments in the discretion of our Company.  In consideration for the postponement of such payments, Rolling Rock agreed to certain additional interim payments and stock consideration as set forth below.

Under the Rolling Rock Amendment, Rolling Rock has agreed to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) rather than the original $2.4 million based upon the following revised payment schedule:

•

$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged);

•

the balance of the Rolling Rock Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by our Company from any Financing upon the closing of each Financing until such amount is paid.  Notwithstanding the foregoing: (a) the first $1.5 million raised by our Company will be exempt from a 25% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Rolling Rock Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings.  This change modified the original requirement to pay $1.3 million on or before September 1, 2017, $500,000 on or before March 1, 2018 and $500,000 on or before September 1, 2018; and

•

after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 25% of any funds received by our company from any Financing until the Workover Funds are paid in full.

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

On May 28, 2018, we entered into a third amendment to purchase and sale agreement (the “Third Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. The Third Rolling Rock Amendment has the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until August 1, 2019, provided that, if the shares of common stock of our company are not listed on the TSX Venture Exchange on or before August 1, 2018, the payment deadline will remain December 31, 2018 (the “Rolling Rock Payment Deadline”).

In connection with the Third Rolling Rock Amendment, we entered into a Ratification of Purchase and Sale Agreement with the vendor on May 28, 2018 but effective March 1, 2017, whereby we ratified, adopted and approved the Third Rolling Rock Amendment and further guaranteed all the obligations of our company.

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

City of Gold, LLC’s sole asset consists of 2,930,259 common shares and 2,930,259 share purchase warrants in the capital of Asia Pacific Mining Limited (“Asia Pacific”) and its rights under a binding financing and option agreement (the “Option Agreement”) with Asia Pacific and an individual named Nyi Nyi Lwin. City of Gold, LLC’s only liabilities consist of three demand notes for an aggregate of $1,500,000.

Under the Option Agreement, Asia Pacific and Nyi Nyi Lwin have agreed to grant to City of Gold, LLC the option (the “Option”) to purchase 100% of the ownership interest in a wholly-owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property (the “City of Gold Project”).  City of Gold, LLC will be granted the Option upon satisfaction of the following:

•

Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 2, 2017 (completed);

•

Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 16, 2017 (completed);

•

Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to April 28, 2017 (completed); and

•

Subscription of 2,930,261 units of Asia Pacific for a purchase price of $1,500,000 (the “Final Funding Tranche”), due within 60 days of issuance of an exploration license for the City of Gold Project by the Government of Myanmar (the “License”).

Each share purchase warrant is exercisable for a term equal to the greater of two years from the closing of the Final Funding Tranche or 18 months from the issuance of the License at an exercise price of $0.51 for the first year and $1.02 for the second year. Asia Pacific utilized $500,000 of the initial three tranches towards an exploration program of the City of Gold Project. Asia Pacific is required to use all proceeds for the Final Funding Tranche towards exploration of the Project Subsidiary’s mining interests, including no less than $500,000 towards drilling the City of Gold Project (the “Drilling Program”). Upon the closing of the Final Funding Tranche, City of Gold, LLC will have earned the Option. We anticipate that the normal course of receiving the License will take longer than 12 months. As a result, we do not anticipate commencing the Drilling Program or incurring additional expenses related to the project within the next 12 month period. We anticipate holding our interest in the City of Gold Project for the long term. If circumstances warrant, we intend to exercise the Option by transferring the City of Gold Project into a subsidiary (“Spinco”) with the aim of completing a “spin-off” transaction of its anticipated 70% interest in Spinco under the plan of arrangement provisions in accordance with applicable securities and corporate laws in order to realize a benefit for our company and/or our stockholders.

Once City of Gold, LLC has earned the Option, it will have the right to exercise the Option for a period of 120 days from completion of the Drilling Program, which City of Gold, LLC can extend for an additional 120 days if it can demonstrate that all conditions to exercise of the Option are complete other than approval from the applicable stock exchange upon which the shares of Spinco are to be listed. To exercise the Option, Asia Pacific has agreed to transfer the Project Subsidiary to Spinco for an exercise price consisting of $7,000,000 in cash and 30% of the issued and outstanding share capital of Spinco (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Spinco may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital).  Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note. Although City of Gold, LLC has the right to select Spinco, Spinco must meet the following criteria: at exercise of the Option, Spinco must have less than $100,000 in liabilities and $5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors. Although we currently anticipate that the exercise of the Option will be structured as a “spin-off” transaction, we have the flexibility under the Option Agreement to structure the transaction in other ways provided the conditions to exercise are met.  However, we anticipate that such a structure will result in the most efficient way to monetize our interest in the City of Gold Project at this time.

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

Employees

As at June 28, 2018, we have three executive officers and no full-time employees. However, we use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Subsidiaries

As at June 28, 2018, we have 4 wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC.

Intellectual Property

We do not own any intellectual property.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $14,650,095 as at February 28, 2018. We may not be able to generate significant revenues in the future.  As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

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

Item 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our operational office is located at Suite 820, 906 12th Avenue, S.W., Calgary, Alberta Canada T2R 1K7. Our administrative office is located at Suite 1588, 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1G5.

Property

Reserves

The following table discloses our gross and net proved reserves with the totals itemized as per Canada and the United States, estimated using forecast prices and costs, by product type. "Forecast prices and costs" means future prices and costs that are generally accepted as being a reasonable outlook of the future, or fixed or currently determinable future prices or costs to which we are bound.

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

CANADA	Net Present Value of Future Cash Flow
	BEFORE TAX
Reserve Category	0.00%	5.00%	10.00%	15.00%	20.00%
	MM$C	MM$C	MM$C	MM$C	MM$C
Total Proved	1.6	1.3	1.1	0.9	0.8
Total Probable	818	655	530	433	358
Total Proved + Probable	818	655	530	433	358
Total Possible	1,627	1,237	954	745	589
Total Proved + Prob. + Poss.	2,445	1,892	1,484	1,179	946

UTAH – Moenkopi	Net Present Value of Future Cash Flow
	BEFORE TAX
Reserve Category	0.00%	5.00%	10.00%	15.00%	20.00%
	MM$C	MM$C	MM$C	MM$C	MM$C
Total Proved	14,368	11,356	9,192	7634.6667	6469.3333
Total Probable	57,643	44,373	35,292	29,201	23,987
Total Proved + Probable	57,643	44,373	35,292	29,201	23,987
Total Possible
Total Proved + Prob. + Poss.	57,643	44,373	35,292	29,201	23,987

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

When used in this report, “Bbls” means barrels of oil. We also use a number of terms when describing reserves. “Proved reserves” are the quantities of oil that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible. We provide information on two types of proved reserves - developed and undeveloped. “Proved developed reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well.

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

All reserve definitions comply with the applicable definitions of the rules of the SEC. The reserves were estimated using engineering and geological methods widely accepted in the oil and gas industry. The accuracy of the reserve estimates is dependent upon the quality of available data and upon independent geological and engineering interpretation of that data. For proved developed producing, the estimates considered to be definitive, using performance methods that utilize extrapolations of various historical data including oil and water production and pressure history. For other than proved producing, proved undeveloped reserves and probable and possible reserve estimates were made using volumetric methods.

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared under the supervision of our Chief Executive Officer. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 28, 2018.

2018 Price assumptions were used to determine cash flows in the non- fixed price tables.

Proved undeveloped reserves and Probable Reserves.

Canadian Assets

As at February 28, 2018, we modified the proven reserves in the Compeer property from proven producing to proven non-producing.  No other categories of reserves were modified with the Compeer Property. As of February 28, 2018, we had seven sections of probable reserves within the Godin property to be developed, and thirteen sections of possible reserves to be developed within the Godin property.

United States Assets

From the testing of the Wellington Flats 15-1811E well, it was decided that Section 18 had proven reserves in the TXS. Half of the section was deemed proven developed and the other half proven undeveloped. Surrounding Section 18 there were six sections that were deemed probable reserves in the TXS.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 28, 2018, including proved undeveloped reserves converted into proved developed reserves.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

One producing well was drilled Big Lake Compeer 100/04-32-033-02W4/00 in the fiscal year ending February 28, 2013.  The well was shut-in for most of 2016-17 as the market price was too low to justify operations.  Production for the fiscal year was zero barrels. We intend to workover the well in September of 2018.

Oil and gas production, production prices and production costs.

During the year ended February 28, 2018, we have not had any oil sales or production.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive (but non-producing at this time) well in the Compeer area of eastern Alberta, Canada in the fiscal year ending February 28, 2018.  There was no previous drilling or exploratory activities.

Present activities.

There are no current drilling activities.

Delivery commitments.

We have no oil or gas delivery commitments.

Oil and gas properties, wells, operations, and acreage.

Canadian Assets

Compeer – We have one well on 160 developed acres. We have 3,200 gross acres and 3,040 net undeveloped acres at Compeer.

Godin – We have twenty sections (~12,800 acres) of undeveloped acres at Godin with an ownership of 100%.

United States Assets

Dragon- Moenkopi – We own a 75 percent joint venture working interest and are the operator in which holds 150,178 (net acres) of land in the Unita Basin of Utah.

Rolling Rock - We own a 50 percent interest in a joint venture containing 130,942 (65,471 net) acres of land (as of February 28, 2018). We place a value on the land of $1,527,729.00 on our land interests at this time. We are in the process of having a valuation of hydrocarbon potential carried out. As of the effective date of the valuation of hydrocarbons was not complete. Therefore no value of hydrocarbon potential is available as of our year end for the Mancos Project.

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

We were subject to the following claims:

Court/Registry	Date Instituted	Principal Parties	Description of Claim
Court of Queen’s Bench of Alberta	July 23, 2013	Plaintiff: Baker Hughes Canada Company; Defendant: Fortem Resources Inc., also known as Big Lake Energy Ltd.

A Statement of Claim was filed July 23, 2013, whereby the Plaintiff is suing the Defendant for the sum of CAD$281,267.68 representing the amount owing for oil-field services and equipment, including cementing and fishing products and services provided by the Plaintiff.

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one instalment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at February 28, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on OTC Markets Group’s OTCQB under the trading symbol “FTMR”. The following chart shows the high and low bid prices as quoted by the OTCQB for each quarter for the fiscal years ended February 28, 2018 and 2017. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
February 28, 2018	$3.25	$1.98
November 30, 2017	$3.00	$2.08
August 31, 2017	$3.00	$1.25
May 31, 2017	$3.25	$0.60
February 28, 2017	$0.77	$0.25
November 30, 2016	$0.45	$0.13
August 31, 2016	$0.20	$0.11
May 31, 2016	$0.22	$0.10

On June 27, 2018, the closing price of our common stock as reported by the OTCQB was $3.01 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 28, 2018, there were approximately 83 holders of record of our common stock. As of such date, 119,171,156 shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at February 28, 2018:

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

Recent sales of unregistered securities

Except as disclosed below, since the beginning of our fiscal year ended February 28, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

On March 14, 2018, we issued an aggregate of 1,273,698 shares of our common stock to a warrant holder upon the exercise of 1,273,698 outstanding warrants at an exercise price of $0.40 per share for aggregate gross proceeds of $509,479.20. We issued these shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of June 28, 2018 we did not have any revenue from commercial production.

Results of Operations

Years Ended February 28, 2018 and February 28, 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2018 and February 28, 2017 which are included herein:

	February 28, 2018	February 28, 2017
Revenue	$ -	$ -
Expenses	(1,964,443)	(493,657)
Net Loss	(8,305,069)	$ (2,724,306)

Revenues

During the years ended February 28, 2018 and February 28, 2017, we did not generate any revenues from commercial production.

Expenses

Expenses increased significantly during the year ended February 28, 2018 to $1,964,443 as compared to $493,657 during the year ended February 28, 2017.

The table below details the changes in major expenditures for the year ended February 28, 2018 as compared to the corresponding year ended February 28, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $957,840

Increase due to issuance of 400,000 shares at $2.00 per share to a consultant with regards to the Colony acquisitions during the year and increased activities as the Company completed several acquisitions in fiscal 2018.

Management fees	Decrease of $83,096	Decrease due to decrease in CEO compensation.
Office, travel and general expenses	Increase of $266,128	Increase due to increases in insurance, general office expenses, office rent, and travel expenses as the Company completed a few acquisitions in fiscal 2018.
Professional fees	Increase of $305,206	Increase due to more professional services used for corporate filings, accounting, and legal services related to the acquisitions.

For the year ended February 28, 2018, we recorded a loss on the fair value adjustment of derivative financial liability of $6,325,077 (February 28, 2017 – $1,197,268) The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company as well as the embedded conversion feature in the convertible debenture issued and subsequently settled during the year.  The derivative liability is a non-cash liability as we will not be required to expend any cash.

Liquidity and Capital Resources

Working Capital

	At February 28, 2018	At February 28, 2017
Current assets	$ 319,804	$ 510,683
Current liabilities	1,757,304	2,995,639
Working capital deficit	$ (1,437,500)	$ (2,484,956)

We had cash of $176,895 and a working capital deficit of $1,437,500 as of February 28, 2018 compared to cash of $459,481 and working capital deficit of $2,484,956 as of February 28, 2017.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be lower than fiscal 2018 during the upcoming fiscal year. In connection with oil and gas operations and the new acquisitions mentioned above, we intend to increase number of executive officers. As a result, we estimate our general and administrative expense will be higher in fiscal 2018.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 28, 2018, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 28,
	2018	2017
Cash used in operating activities	$ (548,676)	$ (197,894)
Cash provided by financing activities	2,246,881	698,351
Cash used in investing activities	(1,980,791)	(63,402)
Change in cash	$ (282,586)	$ 437,055

Cash Used in Operating Activities

Our cash used in operating activities for the year ended February 28, 2018, compared to our cash used in operating activities for the year ended February 28, 2017, increased by $350,782, primarily due to increase in non-cash items and non-cash working capital items from operations in the current year.

Cash Provided by Financing Activities

Our cash provided by financing activities for the year ended February 28, 2018, compared to our cash provided by financing activities for the year ended February 28, 2017, increased by $1,548,530 mainly due to higher proceeds received from common stock issued for cash and proceeds due to related parties.

Cash Used in Investing Activities

Our cash used in investing activities for the year ended February 28, 2018, compared to our cash used in investing activities for the year ended February 28, 2017, increased by $1,917,389 due to investment in Asia Pacific and expenditures on oil and gas properties as compared to minor expenditure on oil and gas properties in the prior period.

Outstanding Shares, Options, Warrants and Convertible Securities

As of June 28, 2018, we have 119,171,156 shares of common stock outstanding, 2,300,000 stock options outstanding and 1,750,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the year ended February 28, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $8,305,069 during the 12 month period ended February 28, 2018, and $14,650,095 from inception (July 9, 2004) through February 28, 2018. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Fair Value of Financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivables, loan receivable, accounts payable and accrued liabilities, amounts due to related parties, related party loan payable, note payable and advance payable approximates their carrying value due to their short-term nature.

Foreign Currency Translation

The Company has changed its functional currency from Canadian Dollars to United States Dollars as at March 1, 2017. Management determined that the Company’s functional currency had changed during the year ended February 28, 2018 based on the assessment related to significant changes of the Company’s  economic facts and circumstances.   These significant changes included the fact that the Company’s equity and debt financings as well as the majority of the Company’s expenses are denominated in US dollars. The previous foreign exchange translation adjustments remain in other comprehensive income and translated amounts of non-monetary assets and liabilities as at February 28, 2017 become the accounting basis for these items in future periods.

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

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized.

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

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective March 1, 2017. For the Company’s acquisitions during the year, it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and director of Fortem Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortem Resources Inc. (the “Company”) as of February 28, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2018 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

June 28, 2018

We have served as the Company’s auditor since 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fortem Resources Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fortem Resources Inc. and subsidiaries (the “Company”), as of February 28, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States), the consolidated financial statements as of and for the year ended February 28, 2018 of the Company and our report dated June 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: Management identified material weaknesses in the Company’s overall control environment due to the aggregate effect of multiple deficiencies in internal controls, which affected five components of the internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring).

Management did not design and maintain effective controls over the following, each of which is a material weakness:

(a)

 In-house accounting personnel not having knowledge of complex US GAAP that caused misinterpretation and misapplication of Accounting Standards Codification (“ASC”) 805, Business Combinations regarding the fair value of assets acquired on initial recognition. Specifically, the Company did not assess whether the measurement of the fair value of assets acquired in business combinations during the year was more reliably measurable based on the fair value of the consideration given or fair of assets acquired which resulted in the re-statement of the interim financial statements for each of the first and second quarterly reporting periods.

(b)

not maintaining its tax compliance requirements for which the Company determined that the appropriate tax accounting under ASC 740, Income Taxes was not performed impacting the deferred tax asset accounts and related financial statement disclosures.

(c)

review and approval of supplier and vendor invoices and the related oversight and accuracy of recording the associated charges in the Company’s books.

(d)

lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in the Company, there are inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 28, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ DMCL LLP

Chartered Professional Accountants

Vancouver, Canada

June 28, 2018

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	February 28, 2018	February 28, 2017

ASSETS

Current assets
Cash	$ 176,895	$ 459,481
Receivable	9,681	27,103
Prepaid expenses	35,806	24,099
Loan receivable	97,422	-
	319,804	510,683

Non-current assets
Deposit	43,961	33,082
Equipment	54,654	54,956
Investment in Asia Pacific Mining Ltd.	1,500,000	-
Right to the mineral exploration project	1	-
Oil and gas properties, full cost method	2,631,354	641,494
	$ 4,549,774	$ 1,240,215

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 731,639	$ 337,506
Due to related parties	445,912	48,831
Related party loan payable	555,753	-
Note payable	19,942	18,825
Advance payable	4,058	-
Warrant liability	-	2,590,477
	1,757,304	2,995,639

Asset retirement obligation	28,352	24,546
	1,785,656	3,020,185
Stockholders' equity
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
117,872,458 common shares (37,537,556 at February 28, 2017)	117,873	29,428
Additional paid in capital	17,879,597	5,028,885
Share subscriptions receivable	(200,000)	(110,000)
Accumulated other comprehensive income	(383,257)	(383,257)
Accumulated deficit	(14,650,095)	(6,345,026)
	2,764,118	(1,779,970)
	$ 4,549,774	$ 1,240,215

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the year ended February 28,
	2018	2017

General and administrative expenses
Accretion of asset retirement obligation	$ 2,534	$ 2,264
Consulting	1,028,432	70,592
Depreciation	3,478	3,409
Investor relations	24,369	-
Management fees	150,690	233,786
Office, travel and general	317,501	51,373
Professional fees	437,439	132,233

Loss from operations	(1,964,443)	(493,657)

Accretion of debt discount	-	(199,999)
Foreign exchange gain	10,815	271,294
Gain on settlement of debt	13,599	79,239
Other income	721	251
Interest expense	(40,684)	(16,871)
Financing fee	-	(73,621)
Loss on settlement of convertible debt	-	(1,309,022)
Loss on fair value adjustment of derivative financial liabilities	(6,325,077)	(1,197,268)
Gain on write-off of accounts payable	-	215,348
	(6,340,626)	(2,230,649)

Net loss	(8,305,069)	(2,724,306)

Foreign currency translation	-	(249,977)

Comprehensive loss	$ (8,305,069)	$ (2,974,283)

Basic and diluted loss per share	$ (0.08)	$ (0.09)

Weighted average number of basic
common shares outstanding	105,978,163	30,518,087

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the year ended February 28,
	2018	2017

Cash flows used in operating activities
Net loss	$ (8,305,069)	$ (2,724,306)
Non-cash items
Accretion	2,534	202,263
Depreciation	3,478	3,409
Gain on settlement of debt	(13,599)	(79,239)
Loss on fair value adjustment of derivative financial liabilities	6,325,077	1,197,268
Gain on write-off of accounts payable	-	(215,348)
Loss on settlement of convertible debt	-	1,309,022
Interest income accrued	(369)	(251)
Accrued interest expense	39,451	-
Accrued management fees	150,000	233,786
Shares issued for services	800,000	73,621
Unrealized foreign exchange	40,472	(228,307)
Changes in non-cash working capital items
Receivable	17,422	(23,824)
Prepaid expenses and other	(11,707)	(16,290)
Accounts payable and accrued liabilities	403,634	70,302
Cash used in operating activities	(548,676)	(197,894)

Cash flows used in investing activities
Deposit on oil and gas properties	(10,510)	-
Investment in Asia Pacific Mining Ltd.	(1,000,000)	-
Equipment	(3,176)	-
Expenditures on oil and gas properties	(869,683)	(63,402)
Loan receivable	(97,422)	-
Cash used in investing activities	(1,980,791)	(63,402)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	2,089,800	599,275
Advance payable	(30,000)	-
Issuance of convertible debenture	-	200,000
Net proceeds from (repaid to) related parties	187,081	(100,924)
Cash provided by financing activities	2,246,881	698,351

Change in cash	(282,586)	437,055
Cash, beginning of year	459,481	22,426
Cash, end of year	$ 176,895	$ 459,481

Non-cash transactions
Shares issued for oil and gas properties	968,171	-
Shares issued for debt settlement	75,632	-

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in US dollars)

						Accumulated
	Common Stock		Additional	Share		Other	Total
	Number		Paid In	Subscriptions		Comprehensive	Stockholders'
	of Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

Balance, February 29, 2016	30,029,046	$ 21,919	$ 3,115,078	$ -	$ (3,620,720)	$ (133,280)	$ (617,003)

Common stock issued for cash, net of share issue costs	3,660,000	3,660	482,165	(110,000)	-	-	375,825
Shares for debt settlement	2,574,812	2,575	618,853	-	-	-	621,428
Shares issued for convertible debt	1,073,698	1,074	771,989	-	-	-	773,063
Bonus units issued	200,000	200	40,800	-	-	-	41,000
Net loss for the year	-	-	-	-	(2,724,306)	-	(2,724,306)
Foreign currency translation	-	-	-	-	-	(249,977)	(249,977)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	(110,000)	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash, net of share issue costs	2,597,142	2,598	1,697,202	110,000	-	-	1,809,800
Shares issued for acquisitions	76,500,000	76,500	891,671	-	-	-	968,171
Shares issued for consulting services	400,000	400	799,600	-	-	-	800,000
Shares issued for debt settlement	37,760	38	75,594	-	-	-	75,632
Warrants exercised	800,000	800	479,200	(200,000)	-	-	280,000
Net loss for the year	-	-	-	-	(8,305,069)	-	(8,305,069)
Reallocation of derivative liability to equity upon the change in functional currency and reallocation of share capital balance	-	8,109	8,907,445	-	-	-	8,915,554
Balance, February 28, 2018	117,872,458	$ 117,873	$ 17,879,597	$ (200,000)	$ (14,650,095)	$ (383,257)	$ 2,764,118

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $14,650,095.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP’), and are expressed in United States dollars. The Company has not produced material revenues from its principal business to date.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC and City of Gold, LLC. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Foreign Currency Translation

The Company has changed its functional currency from Canadian Dollars to United States Dollars as at March 1, 2017. Management determined that the Company’s functional currency had changed during the year ended February 28, 2018 based on the assessment related to significant changes of the Company’s economic facts and circumstances.   These significant changes included the fact that the Company’s equity and debt financings as well as the majority of the Company’s expenses are denominated in US dollars. The previous foreign exchange translation adjustments remain in other comprehensive income and translated amounts of non-monetary assets and liabilities as at February 28, 2017 become the accounting basis for these items in future periods.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool on a country-by country basis. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

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

Environmental Expenditures

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

Impairment of Long-Term Assets

The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described above, and are excluded from this requirement.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at February 28, 2018. As at February 28, 2018, the Company’s Level 3 assets consist of shares and warrants of a private company. The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at February 28, 2018, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

A summary of the Company’s level 3 liabilities for the year ended February 28, 2018 and February 28, 2017 is as follows:

	February 28, 2018	February 28, 2017
Warrants

Fair value, beginning of the year	$ 2,590,477	$ 150,136
Issuance	-	1,043,074
Change in fair value	6,325,077	1,397,267
Reallocation of derivative liability to equity upon the change in functional currency	(8,915,554)	-
Ending fair value of warrants	-	2,590,477

Embedded conversion feature

Beginning fair value	-	-
Bifurcation of embedded conversion feature	-	199,999
Change in fair value	-	(199,999)
Ending fair value of embedded conversion feature	-	-
Fair value, end of the year	$ -	$ 2,590,477

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 5,323,698 (2017 - 6,123,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective March 1, 2017. For the Company’s acquisitions during the year, it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business.

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

In consideration for the acquisition of Colony, the Company issued an aggregate of 21,000,000 shares of its common stock to the three vendors on the closing date (recorded at their par value of $21,000) and agreed to issue an additional 3,000,000 shares, with 1,000,000 shares to be issued to one of the vendors on each of the first, second and third anniversaries of the closing date. Subsequent to the year end, the Company and the vendor have agreed to postpone the 2018 share issuance of 1,000,000 shares to a later date.

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

d)

Acquisition of City of Gold, LLC

In May 2017, the Company acquired 100% of the membership interest in City of Gold, LLC (“City of Gold”), a Nevada limited liability company, from two Nevada limited liability companies pursuant to a membership interest purchase agreement.  City of Gold has an option to acquire the subsidiary of Asia Pacific Mining Ltd. (“the Asia Pacific subsidiary”), subject to the completion of a binding financing and option agreement (“the Option”).  The Asia Pacific subsidiary owns the City of Gold mining project in Myanmar.

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

The assets and liabilities of City of Gold assumed on the acquisition are as follows:

$
Investments	1,500,000
Accounts payable and accrued liabilities	(13,932)
Note payable	(1,516,302)

Net liabilities	(30,234)

The total consideration for the acquisition is as follows:

$
Par value of shares issued	15,000
Net liabilities assumed	30,234

Excess consideration paid over the net assets of City of Gold	45,233

The consideration paid over the net assets of City of Gold has been charged to additional paid in capital. The measurement of the transaction was based on the carrying value of the assets of City of Gold, which approximated their fair value.

4.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition	-	108,000	719,863	730,397	1,558,260
Exploration	13,926	38,165	107,384	234,042	393,517
Exchange difference	38,083	-	-	-	38,083

Balance, February 28, 2018	693,503	146,165	827,247	964,439	2,631,354

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

As of February 28, 2018, the Company has incurred $693,503 (2017 - $641,494) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $43,961 (2017 - $33,082) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

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

If the Company fails to make timely payment of any of the milestone payments, the vendor sole recourse will be a claim for debt against the Company for an amount equal to the missed milestone payment. In November 2017, the Company issued 30,000 shares at a value of $60,000 to settle the milestone payments of $60,000.

Black Dragon Property

In March 2017 (and later amended in August 2017), Black Dragon (Note 3b) entered into a purchase and sale agreement (the “Black Dragon PSA”) to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, Black Dragon entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Consideration”) based upon the following schedule:

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($100,000 paid) until such time as the Black Dragon Cash Consideration is paid in full.

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

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200’ below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

Rolling Rock Property

In March 2017, Rolling Rock (Note 3c) entered into a purchase and sale agreement (the “Rolling Rock PSA”) to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, Rolling Rock entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) based upon the following schedule:

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

In addition to revising the Rolling Rock Cash Consideration as set out above, Rolling Rock has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($100,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

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

City of Gold, LLC will be granted the Option upon satisfaction of the following:

•

Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 2, 2017 (completed);

•

Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 16, 2017 (completed);

•

Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to April 28, 2017 (completed); and

•

Subscription of 2,930,261 units of Asia Pacific for a purchase price of $1,500,000 (the “Final Funding Tranche”), due within 60 days of issuance of an exploration license for the City of Gold Project by the Government of Myanmar.

Upon the closing of the Final Funding Tranche, City of Gold, LLC will have earned the Option. Due to political and social instability in Myanmar

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

7.

EQUIPMENT

	February 28, 2018
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	71,284	16,630	54,654

	February 28, 2017
	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Oil and gas equipment	67,289	12,333	54,956

8.

ACCOUNTS PAYABLE

During the year ended February 28, 2018, the Company paid $5,693 in cash to settle $19,292 of balance owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $13,599.

9.

NOTE PAYABLE

As at February 28, 2018, the Company had $19,942 (2017 - $18,825) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

10.

ADVANCE PAYABLE

As at February 28, 2018, the Company had $4,058 (2017 - $nil) due to an unrelated party. The balance was related to expenses paid by an unrelated party. The advance payable is unsecured, non-interest bearing and payable upon demand. During the year end February 28, 2018, the Company issued 30,000 shares at a value of $60,000 to settle an advance payable of $60,000, related to the acquisition of the Godin property (Note 4).

11.

ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation consists of reclamation and closure costs associated with the Test Well in the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $39,035 (2017 - $37,650) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $28,352 (2017 - $24,546) as at February 28, 2018.

12.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 29, 2016	$ 150,136
Warrants issued	1,043,074
Fair value adjustment	1,397,267
Balance, February 28, 2017	2,590,477
Fair value adjustment	6,325,077
Reallocation of derivative liability to equity upon the change in functional currency	(8,915,554)
Balance, February 28, 2018	$ -

13.

SHARE CAPITAL

Year ended February 28, 2018:

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

In December 2017, the Company issued 400,000 shares with a fair value of $800,000 for consulting services. In addition, the Company issued 7,760 shares with a fair value of $15,632 to settle accounts payable of $15,632.

In December 2017, the Company issued 800,000 shares in relation to the exercise of 800,000 warrants for total proceeds of $480,000. As at February 28, 2018, $200,000 are recorded as share subscriptions receivable.

During the year ended February 28, 2018, the Company issued 2,597,142 common shares for total gross proceeds of $1,805,000 pursuant to private placements. The Company paid a total of $105,200 in finder’s fees in connection with the private placements of equity financings.

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

In February 2017, the Company issued 1,073,698 units with a fair price of $1,509,022 in connection with the conversion of the convertible debenture. Each unit consists of one common share of the Company and one common share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.40 for a period of two years. Upon the issuance of these units, the Company allocated $773,063 to share capital and $735,959 to the warrant liability.

The Company paid a total of $43,225 in finder’s fees in connection with the private placements of equity financings during the year ended February 28, 2017.

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 29, 2016	1,080,000	0.40
Issued	2,823,698	0.46
Expired	(80,000)	1.50
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40

A summary of the common share purchase warrants outstanding and exercisable at February 28, 2018 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	200,000	May 17, 2018
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.40	1,073,698	February 10, 2019
0.40	250,000	September 22, 2019
	3,023,698

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.99 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 5,579,335 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

A summary of the stock options outstanding and exercisable at February 28, 2018 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	6,969,000

As at February 28, 2018, the remaining contractual life of the stock options outstanding was 2.68 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $3.13 per share as of February 28, 2018.

14.

RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	February 28, 2018	February 28, 2017
	$	$
Due to directors and officers of the Company	445,912	48,831

As at February 28, 2018, the Company had $500,000 (2017 - $nil) in long term note obligations owing to a company with a common director. The note payable is unsecured, with an interest of 10% per annum and due on or before January 18, 2019. As at February 28, 2018, the Company has an accrued interest of $55,753. Subsequent to February 28, 2018, the Company repaid the principal balance of $500,000 owed on this note.

15.

INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 34% to 21%, for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the implementation of a territorial tax system, a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 and other prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest. Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company has not finalized its accounting for the income tax effects of the 2017 Tax Act. This includes a provisional amount related to the re-measurement of deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21% plus the applicable state tax rate, with a corresponding change to the valuation allowance as of December 31, 2017. The impact of the 2017 Tax Act may differ from this estimate during the ensuing fiscal year due to, among other things, further refinement of the Company’s calculation, changes in interpretations and assumptions the Company has made, additional guidance that may be issued and actions the Company may take as a result of the 2017 Tax Act.

Significant components of the Company’s deferred tax assets are as follows:

	February 28, 2018	February 28, 2017
	$	$
Loss before income taxes	(8,305,069)	(2,724,306)
Statutory tax rate	21%	35%
Expected recovery of income taxes computed at statutory rates	(1,744,000)	(954,000)
Permanent differences	1,325,000	680,000
Effect of foreign exchange	145,000	4,000
Impact of change of enacted statutory tax rate	593,000	-
Change in valuation allowance	(319,000)	270,000
Provision for income taxes	-	-

The significant components of deferred income tax assets at February 28, 2018 and February 28, 2017 are as follows:

	February 28, 2018	February 28, 2017
	$	$
Deferred income tax assets:
Operating loss carry forward	1,309,000	1,483,000
Oil and gas properties	197,000	342,000
Less: valuation allowance	(1,506,000)	(1,825,000)
Deferred income tax assets, net	-	-

At February 28, 2018, the Company had accumulated non-capital loss carry-forwards of approximately $6,231,000 that carry forward indefinitely to offset future taxable income.

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Tax attributes are subject to review, and potential adjustment by tax authorities.

16.

SUBSEQUENT EVENTS

a)

Subsequent to February 28, 2018, the Company:

i.)

Issued 1,273,698 common shares upon exercise of 1,273,698 warrants of the Company for total proceeds of $509,479.

ii.)

Issued 25,000 common shares for gross proceeds of $50,000 pursuant to a private placement.

b)

On May 28, 2018, but effective as of March 1, 2017, the Company entered into a second amendment to purchase and sale agreement (the “Black Dragon Second Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Second Amendment has the effect of postponing certain payments relating to the Black Dragon Property under the Black Dragon PSA until August 1, 2019, provided that, if the shares of common stock of the Company are not listed on the TSX Venture Exchange on or before August 1, 2018, the payment deadline will remain December 31, 2018.

On May 28, 2018, but effective as of March 1, 2017, the Company entered into a third amendment to purchase and sale agreement (the “Rolling Rock Third Amendment”), which amended the terms of Rolling Rock PSA. The Rolling Rock Third Amendment has the effect of postponing certain payments relating to the Rolling Rock Property under the Rolling Rock PSA until August 1, 2019, provided that, if the shares of common stock of our company are not listed on the TSX Venture Exchange on or before August 1, 2018, the payment deadline will remain December 31, 2018.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting, as discussed below.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2018. The ineffectiveness of our internal control over financial reporting was due to the existence of a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weakness:

(a)

Our in-house accounting personnel does not have knowledge of complex US GAAP which caused misinterpretation and misapplication of Accounting Standards Codification (“ASC”) 805, Business Combinations regarding the fair value of assets acquired on initial recognition. Specifically, we did not assess whether the measurement of the fair value of assets acquired in business combinations during the year was more reliably measurable based on the fair value of the consideration given or fair of assets acquired which resulted in the re-statement of the interim financial statements for each of the first and second quarterly reporting periods.

(b)

We are not up to date with our tax compliance requirements for which we determined that the appropriate tax accounting under ASC 740, Income Taxes was not performed impacting the deferred tax asset accounts and related financial statement disclosures.

(c)

We do not have adequate review and approval of supplier and vendor invoices and the related oversight and accuracy of recording the associated charges in our books.

(d)

We lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in the company, there are inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented

Remediation

In response to the material weakness discussed above, we intend to: (1) increase our accounting personnel when funds are available which will also permit better segregation of duties, (2) appoint one or more additional outside directors who will also be appointed to our audit committee; (3) prepare and implement sufficient written procedures pertaining to accounting; (4) implement a process for review and approve supplier and vendor invoices and develop procedures to monitor the related oversight and accuracy of recording the associated charges in our books; and (5) engage a third party to assist with evaluating all sources of information used in controls, developing and implementing a comprehensive control framework for this information and training on the related control execution and evidencing.

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

Dale Matheson Carr-Hilton LaBonte, LLP, an independent registered public accounting firm, has provided an attestation report on our internal control over financial reporting as of February 28, 2018, which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
Marc A. Bruner	Chief Executive Officer, President, Chairman and Director	68	July 18, 2018
Michael Caetano	Chief Operating Officer, Secretary, Treasurer and Director	44	July 30, 2013
Robert DaCunha	Chief Financial Officer and Director	42	November 30, 2013

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Marc A. Bruner, Chief Executive Officer, Chairman, President and Director

Marc A. Bruner joined our board of directors and became our chairman, president and chief executive officer on July 18, 2017. Mr. Bruner has over 30 years of extensive oil and gas knowledge and experience. He founded and held directorships with numerous oil and gas companies.

Mr. Bruner was previously the Chairman and CEO of Falcon Oil & Gas Ltd. and served as Ultra Petroleum Corp.’s founding Chairman where he was involved in developing the Pinedale Anticline in Wyoming. While serving these companies, Mr. Bruner oversaw negotiations and contracts with global oil and gas companies including Halliburton, Exxon Mobil, Questar Gas and Hess Corporation.

Mr. Bruner established Ultra Petroleum in 1996 to develop the unconventional oil and gas project in Wyoming known as the Pinedale Anticline. During his tenure as Chairman of the Board, Mr. Bruner conceived and negotiated 37 different contracts that formed the core value and principal asset base of Ultra Petroleum.

Mr. Bruner founded Pennaco Energy Inc. to explore and develop coal bed methane properties in the Powder River Basin of Wyoming and Montana in 1997. In March 2000, the company was sold to Marathon Oil.

After founding Falcon Oil & Gas in 2005, Mr. Bruner served as the company’s President and Chief Executive Officer until 2010. In 2011, Mr. Bruner established Australian-based Paltar Petroleum. The unconventional oil and gas exploration and development company is focused on exploiting its assets in the Beetaloo Basin undeveloped shale deposits in Northern Australia.

We believe Mr. Burner is qualified to serve on our board of directors because of his business experience as described above.

Michael Caetano, Chief Operating Officer, Secretary and Treasurer and Director

Michael Caetano joined our board of directors and became our president, chief executive officer, secretary and treasurer on July 30, 2013. Mr. Caetano resigned as our president and chief executive officer and became our chief operating officer on July 18, 2017. He has over 20 years of successful business development and leadership in a wide variety and range of businesses. Along with his business experience he specializes in capital funding, mergers and acquisitions. Mr. Caetano possesses a combination of high energy, entrepreneurial spirit and innate curiosity which will serve Fortem well in its goal of emerging into a successful junior oil and gas exploration and production company.

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

Involvement in Certain Legal Proceedings

Except as disclosed below, our directors and executive officers have not been involved in any of the following events during the past ten years:

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

Marc A. Bruner was an insider of Horses Downunder Pty Ltd, an Australian company, by virtue of his 100% indirect ownership of Horses Downunder Pty Limited. On March 26, 2016, Horses Downunder Pty Limited went into liquidation in Australia due to failure to pay contested payables of AUD$50,000. Horses Downunder Pty Limited was deregistered by the Australian Securities and Investments Commission on August 26, 2017 and has therefore officially ceased to exist on the records of the Australian Securities and Investments Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Angela Mainardi	2	2	Nil
Marc Bruner	4	4	Nil
Jamie Melo	1	1	Nil

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2018. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee Charter

Our audit committee charter is filed as Exhibit 99.1 to this annual report on Form 10-K.

Composition of Audit Committee

The members of our Audit Committee are:

Member	Independent(1)	Financially Literate(2)
Michael Caetano	No	Yes
Robert DaCunha	No	Yes
Marc A. Bruner	No	Yes

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

Board of Directors

The Board is comprised of Marc. A Bruner, Michael Caetano and Robert DaCunha. None of the Company’s directors are independent as each director is also an officer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 28, 2018;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2018 who had total compensation exceeding $100,000; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2018 and February 28, 2017, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Michael Caetano(1) Chief Operating Officer, Secretary, Treasurer and Director and Former President and Chief Executive Officer	2018 2017	150,690(4) 233,786(4)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,690 233,786
Robert DaCunha(2) Chief Financial Officer and Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Marc A. Bruner (3) Chief Executive Officer, Chairman and President	2018 2017	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)

Mr. Michael Caetano was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on July 30, 2013. Mr. Caetano resigned as our President and Chief Executive Officer on July 18, 2017 and Mr. Caetano was appointed as our Chief Operating Officer on July 18, 2017.

(2)

Mr. Robert DaCunha was appointed as our Chief Financial Officer and a director on November 30, 2013.

(3)

Mr. Marc A. Bruner was appointed as our President, Chief Executive Officer, Chairman and a director on July 18, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2018:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Caetano	2,000,000	Nil	Nil	0.10	11/3/2020	Nil	Nil	Nil	Nil
Robert DaCunha	300,000	Nil	Nil	0.10	11/3/2020	Nil	Nil	Nil	Nil
Marc A. Bruner	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

We have no directors who were not named executive officers for the year ended February 28, 2018.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class(1)
Common Stock	Marc A. Bruner 1155 Blake Street, Suite 1002 Denver, CO 80202	37,500,000(2)	Indirect	31.47%
Common Stock	Michael Caetano 3569 Twinmaple Drive Mississauga, ON, L4Y 3P9	4,430,000(3)	Direct/ Indirect	3.66%
Common Stock	Robert DaCunha 68 Armstrong Avenue Toronto, ON M6H 1V8	303,333(4)	Direct	*
	Directors & Executive Officers as a group (3 persons)	42,233,333		34.77%
Common Stock	Jaime Melo 153 Sierra Court Maple, ON L6A 2L8, Canada	17,500,000(5)	Indirect	14.68%
Common Stock	Angela Mainardi 1503 Commercial Drive Vancouver, BC V5L 3Y1, Canada	20,000,000(6)	Indirect	16.78%

* Less than 1%.

(1) Percentage of ownership is based on 119,171,156 common shares issued and outstanding as of June 28, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)  Consists of 17,500,000 common shares owned by MAB Resources Holdings LLC and 20,000,000 common shares owned by Blue Phoenix Energy, LLC. Marc A. Bruner owns and controls MAB Resources Holdings LLC and Blue Phoenix Energy, LLC.

(3)  Includes stock options which allow the holder to purchase 2,000,000 additional shares. Includes 1,680,000 shares owned by Precision Asset Consulting Executives Inc., of which Michael Caetano beneficially owns and controls all securities.

(4)  Includes stock options which allow the holder to purchase 300,000 shares of our common stock.

(5)  Consists of 17,500,000 shares of our common stock owned by JM Magna Holdings LLC LLC. Jamie Melo exercises investment power over common shares owned by JM Magna Holdings LLC LLC.

(6)  Consists of 20,000,000 common shares owned by Pacific Petroleum LLC. Angela Mainardi exercises investment power over common shares owned by Pacific Petroleum LLC.

Changes in Control

To the knowledge of management and other than as discussed below, there are no present arrangements or pledges of securities of which may result in a change in the control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

During the year ended February 28, 2018, the Company:

•

Incurred or accrued a total of $150,690 (February 28, 2017 - $233,786) in management fees to Michael Caetano, a director and officer of the Company.

Director Independence

Our common stock is quoted on the OTCQB, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Marc A. Bruner, Michael Caetano and Robert DaCunha serve in executive capacities, we determined that we have no “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2018 and February 28, 2017 for professional services rendered by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Professional Accountants:

Fees	2018	2017
Audit Fees	$73,300	$29,639
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$73,300	$29,639

The category of “Audit-related fees” includes fees related to the performance of the audit or review of our financial statements and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

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
10.26

Second Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.27

Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.28

Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.29

Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer, President, Chairman and Director

(Principal Executive Officer)

Date: June 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer, President, Chairman and Director

(Principal Executive Officer)

Date: June 28, 2018

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: June 28, 2018