Form 10-K/A
period 2018-02-28
Fortem Resources Inc.
filed 2018-07-11
CIK 1382231

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

Fortem Resources Inc. (“we”, our”) is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended February 28, 2018 (the "Original Filing") filed on June 28, 2018. We are filing this Amendment as the Original Filing:

(1)

inadvertently did not include the signature in the report of independent registered public accounting firm included on page 38 of the Original Filing. Consequently, the purpose of this Amendment is to include the signed report of independent registered public accounting firm in accordance with the requirement of Article 2 of Regulation S-X that should have been filed with the Original Filing. The Amendment also includes updated Section 302 and 906 certifications in Exhibit 31.1, 31.2, 32.1 and 32.2.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was filed.

ii

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

37

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

/s/ DMCL LLP

Chartered Professional Accountants

Vancouver, Canada

June 28, 2018

We have served as the Company’s auditor since 2007.

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

Date: July 11, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer, President, Chairman and Director

(Principal Executive Officer)

Date: July 11, 2018

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: July 11, 2018