Form 10-Q
period 2018-05-31
Fortem Resources Inc.
filed 2018-07-16
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of July 16, 2018, there were 119,171,156 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2018

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	May 31, 2018	February 28, 2018
ASSETS
Current assets
Cash	13,616	176,895
Receivable	10,251	9,681
Prepaid expenses	38,466	35,806
Loan receivable	114,441	97,422
	176,774	319,804

Non-current assets
Deposit	43,648	43,961
Equipment	53,763	54,654
Investment in Asia Pacific Mining Ltd.	1,500,000	1,500,000
Right to the mineral exploration project	1	1
Oil and gas properties, full cost method	2,777,256	2,631,354
	4,551,442	4,549,774

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	870,169	731,639
Due to related parties	336,679	445,912
Related party loan payable	57,260	555,753
Note payable	19,942	19,942
Advance payable	-	4,058
	1,284,050	1,757,304

Asset retirement obligation	28,385	28,352
	1,312,435	1,785,656

Stockholders' equity
Capital stock
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
119,171,156 common shares (117,872,458 at February 28, 2018)	119,170	117,873
Additional paid in capital	18,437,779	17,879,597
Share subscriptions receivable	-	(200,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(14,934,685)	(14,650,095)
	3,239,007	2,764,118
	4,551,442	4,549,774

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2018	2017
	$	$
General and administrative expenses
Accretion of asset retirement obligation	692	605
Consulting	144,863	18,253
Depreciation	891	829
Investor relations	4,785	12,984
Management fees	30,000	60,000
Office, travel and general	54,761	108,358
Professional fees	60,482	91,179

Loss from operations	(296,474)	(292,208)

Foreign exchange loss	(1,339)	(13,881)
Gain on settlement of debt	4,058	13,292
Interest income	10,699	60
Interest expense	(1,534)	(2,055)
Loss on fair value adjustment of derivative financial liabilities	-	(4,695,729)
Gain on write-off of accounts payable	-	344
	11,884	(4,697,969)

Net and comprehensive loss	(284,590)	(4,990,177)

Basic and diluted loss per share	(0.00)	(0.07)

Weighted average number of basic common shares outstanding	118,978,677	74,905,863

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2018	2017
	$	$
Cash flows used in operating activities
Net loss	(284,590)	(4,990,177)
Non-cash items
Accretion of asset retirement obligation	692	605
Depreciation	891	829
Gain on settlement of debt	(4,058)	(13,292)
Loss on fair value adjustment of derivative financial liabilities	-	4,695,729
Gain on write-off of accounts payable	-	(344)
Interest income accrued	(10,699)	(60)
Accrued Interest expense	1,507	2,055
Accrued management fees	30,000	-
Unrealized foreign exchange	2,609	-
Changes in non-cash working capital items
Receivable	(570)	(3,159)
Prepaid expenses	(2,660)	(136,519)
Accounts payable and accrued liabilities	138,530	83,540
Cash used in operating activities	(128,348)	(360,793)

Cash flows used in investing activities
Investment in Asia Pacific Mining Ltd.	-	(1,500,000)
Expenditures on oil and gas properties	(145,902)	(365,834)
Loan receivable	(9,275)	-
Cash used in investing activities	(155,177)	(1,865,834)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	50,000	1,234,300
Proceeds from warrants exercised	509,479	-
Share subscription receivable	200,000	110,000
Advances payable	-	4,058
Net proceeds from (repaid to) related parties	(639,233)	482,647
Cash provided by financing activities	120,246	1,831,005

Change in cash	(163,279)	(395,622)
Cash, beginning of period	176,895	459,481
Cash, end of period	13,616	63,859

Non-cash transactions
Shares issued for oil and gas properties	-	76,000
Advance payable for oil and gas properties	-	60,000

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

May 31, 2018

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $14,934,685.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Colony Energy, LLC, (“Colony”) Black Dragon Energy, LLC, (“Black Dragon”) Rolling Rock Resources, LLC (“Rolling Rock”) and City of Gold, LLC (“City of Gold”). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 4,050,000 (February 28, 2018 - 5,323,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

3.

OIL AND GAS PROPERTIES

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	146,165	827,247	964,439	2,631,354

Acquisition	-	-	25,000	25,000	50,000
Exploration	-	14,143	30,430	51,329	95,902

Balance, May 31, 2018	693,503	160,308	882,677	1,040,768	2,777,256

Compeer Property

As of May 31, 2018, the Company has incurred $693,503 (February 28, 2018 - $693,503) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $43,648 (February 28, 2018 - $43,961) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

Godin Property

On March 31, 2017, the Company entered into a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta.

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

If the Company fails to make timely payment of any of the milestone payments, the vendor sole recourse will be a claim for debt against the Company for an amount equal to the missed milestone payment. In November 2017, the Company issued 30,000 shares at a value of $60,000 to settle the milestone payments of $60,000. As part of the consideration for the acquisition of Colony in fiscal 2018, the Company agreed to issue an additional 3,000,000 shares, with 1,000,000 shares to be issued to one of the vendors in April 2018, 2019, and 2020. During the three months ended May 31, 2018, the Company and the vendor have agreed to postpone the 2018 share issuance of 1,000,000 shares to a later date.

Black Dragon Property

In March 2017, the Company entered into a purchase and sale agreement (the “Black Dragon PSA”) to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, the Company entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) based upon the following schedule:

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($125,000 paid) until such time as the Black Dragon Cash Consideration is paid in full.

As an added incentive for early payment of the Black Dragon Cash Consideration, such sum will be reduced by $100,000 for each calendar month it is paid in full prior to December 31, 2018 for a maximum discount of 12 months or $1.2 million.

Within 10 business days after the later of the Company paying the Black Dragon Cash Consideration in full or the Company meeting in full its carry obligation, the vendor will convey to the Company an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets.

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

Rolling Rock Property

In March 2017, the Company entered into a purchase and sale agreement (the “Rolling Rock PSA”) to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, the Company entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) based upon the following schedule:

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

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($125,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

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

4.

INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) was assigned to the Company where the Company subscribed a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program.

5.

RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT

In connection to the acquisition of City of Gold, LLC in fiscal 2018, the Company owns the right to an option agreement. Under the option agreement, the vendors have agreed to grant to the Company an option (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property.

The Company will be granted the Option upon satisfaction of the following:

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

Upon the closing of the Final Funding Tranche, the Company will have earned the Option.

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

6.

EQUIPMENT

	May 31, 2018
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	71,284	17,521	53,763

	February 28, 2018
	Cost	Accumulated Depreciation
	$	$	$
Oil and gas equipment	71,284	16,630	54,654

7.

NOTE PAYABLE

As at May 31, 2018, the Company had $19,942 (February 28, 2018 - $19,942) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

8.

ADVANCE PAYABLE

As at May 31, 2018, the Company had $nil (February 28, 2018 - $4,058) due to an unrelated party. The balance was related to expenses paid by an unrelated party. The advance payable is unsecured, non-interest bearing and payable upon demand. During the three months end May 31, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

9.

ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation consists of reclamation and closure costs associated with the Test Well in the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $38,615 (February 28, 2018 - $39,035) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $28,385 (February 28, 2018 - $28,352) as at May 31, 2018.

10.

SHARE CAPITAL

Three months ended May 31, 2018

In March 2018, the Company issued 1,273,698 shares in relation to the exercise of 1,273,698 warrants for total proceeds of $509,479.

During the three months ended May 31, 2018, the Company issued 25,000 common shares for total gross proceeds of $50,000 pursuant to a private placement.

Year ended February 28, 2018:

In April 2017, the Company issued 21,000,000 shares recorded at their par value of $21,000 in connection to the acquisition of Colony.

In April 2017, the Company issued 20,000,000 shares recorded at their par value of $20,000 in connection to the acquisition of Black Dragon.

In April 2017, the Company issued 20,000,000 shares recorded at their par value of $20,000 in connection to the acquisition of Rolling Rock.

In May 2017, the Company issued 15,000,000 shares recorded at their par value of $15,000 in connection to the acquisition of City of Gold.

In September 2017, the Company issued 250,000 shares with a fair value of $500,000 in connection to the Black Dragon property (Note 3).

In September 2017, the Company issued 250,000 shares with a fair value of $500,000 in connection to the Rolling Rock property (Note 3).

In November 2017, the Company issued 30,000 shares with a fair value of $60,000 to settle an advance payable of $60,000 in connection to the Godin property (Note 3).

In December 2017, the Company issued 400,000 shares with a fair value of $800,000 for consulting services. In addition, the Company issued 7,760 shares with a fair value of $15,632 to settle accounts payable of $15,632.

In December 2017, the Company issued 800,000 shares in relation to the exercise of 800,000 warrants for total proceeds of $480,000. As at February 28, 2018, $200,000 are recorded as share subscriptions receivable and received by the Company in March 2018.

During the year ended February 28, 2018, the Company issued 2,597,142 common shares for total gross proceeds of $1,805,000 pursuant to private placements. The Company paid a total of $105,200 in finder’s fees in connection with the private placements of equity financings.

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(1,273,698)	0.40
Outstanding at May 31, 2018	1,750,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at May 31, 2018 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	1,000,000	March 8, 2019
0.40	500,000	March 9, 2019
0.40	250,000	September 22, 2019
	1,750,000

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.85 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 5,579,335 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

A summary of the stock options outstanding and exercisable at May 31, 2018 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	5,957,000

As at May 31, 2018, the remaining contractual life of the stock options outstanding was 2.43 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.69 per share as of May 31, 2018.

11.

RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	May 31, 2018	February 28, 2018
	$	$
Due to directors and officers of the Company	336,679	445,912

As at May 31, 2018, the Company had $nil (February 28, 2018 - $500,000) in note obligations owing to a company with a common director. The note payable is unsecured, with an interest of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at May 31, 2018, the Company has an accrued interest balance of $57,260.

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

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our”, “Company” and “Fortem” mean our company, Fortem Resources Inc.

Our Current Business

Compeer Oil and Gas Operations

As of May 31, 2018, we have incurred $693,503 in exploration costs to drill, complete and equip the Test Well. We also recorded $28,385 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at July 16, 2018, it is too early to provide stabilized production forecasts.

Future Development Costs for Compeer

During fiscal 2019/20, we plan to focus on the exploration and drilling of the farmout lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Colony Energy

On April 7, 2017, we entered into and closed two Membership Interest Purchase Agreements with three arm’s length vendors to acquire all the membership interests of Colony Energy, LLC (“Colony Energy”), a Nevada limited liability company. Colony Energy holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of northern Alberta.

The Company intends to develop the Godin Project in three phases beginning with a four well vertical, followed by a four section pad development of 10 wells per pad/per section. Phase 3 is intended to be the full development of 20 sections.

In consideration for the acquisition of Colony Energy, we issued an aggregate of 21,000,000 shares of our common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a post-closing basis with 1,000,000 shares to be issued to one of the vendors on the first, second and third anniversaries of the closing date. As at July 16, 2018, our company and the vendor have agreed to postpone the 2018 share issuance of 1,000,000 shares to a later date.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended May 31, 2018 and 2017 which are included herein:

For the three months ended
	May 31, 2018	May 31, 2017
Revenues	$ -	$ -
Expenses	$ 296,474	$ 292,208
Net loss	$ (284,590)	$ (4,990,177)

Revenues

During the three month period ended May 31, 2018, we did not generate any revenue (May 31, 2017 - $nil).

Expenses

Expenses increased during the three month period ended May 31, 2018 to $296,474 as compared to $292,208 during the three month period ended May 31, 2017.

The table below details the changes in major expenditures for the three months ended May 31, 2018 as compared to the corresponding three months ended May 31, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $126,610	Increase due to consulting fees related to the oil and gas properties in Canada and US.
Management fees	Decrease of $30,000	Decrease due to decrease in COO compensation in the current period.
Office, travel and general expenses	Decrease of $53,597	Decrease due to fewer corporate activities, new office lease, more travel expenses due to site visits and marketing.
Professional fees	Decrease of $30,697	Decrease in the current period as more professional services used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

For the three month period ended May 31, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $4,695,729. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company.

Beginning on August 31, 2017, we changed our functional currency to US dollars for accounting purposes. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $8,915,554 on September 1, 2017 and recorded no further gain/loss on the fair value adjustment of derivative financial liability.

Liquidity and Capital Resources

Working Capital

	May 31, 2018	February 28, 2018
Current Assets	$ 176,774	$ 319,804
Current Liabilities	$ 1,284,050	$ 1,757,304
Working Capital (Deficiency)	$ (1,107,276)	$ (1,437,500)

We had cash of $13,616 and a working capital deficiency of $1,107,276 as of May 31, 2018 compared to cash of $176,895 and working capital deficiency of $1,437,500 as of February 28, 2018.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be higher than fiscal 2018 during the upcoming fiscal year. In connection with oil and gas operations, we intend to increase number of executive officers. As a result, we estimate our general and administrative expense will be higher in fiscal 2019.

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

Cash Flows

	Three months ended May 31, 2018	Three months ended May 31, 2017
Net Cash Used in Operating Activities	$ (128,348)	$ (360,793)
Net Cash Used in Investing Activities	$ (155,177)	$ (1,865,834)
Net Cash Provided by Financing Activities	$ 120,246	$ 1,831,005
Net change in Cash	$ (163,279)	$ (395,622)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2018, compared to our cash used in operating activities for the three months ended May 31, 2017, decreased by $232,445, primarily due to decrease in non-cash working capital items in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2018, compared to our cash used in investing activities for the three months ended May 31, 2017, decreased by $1,710,657 due to investment in Asia Pacific and expenditures on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2018, compared to our cash provided by financing activities for the three months ended May 31, 2017, decreased by $1,710,759 due to decrease in issuance of share capital and repayment to related parties in the current period.

Contractual Obligations

Our future contractual obligations as of May 31, 2018 consisted of the following:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Office leases	$ 29,090	$ 29,090	-	-	-
Note payable	$ 19,942	$ 19,942	-	-	-

Outstanding Shares, Options, Warrants

As of July 16, 2018, we had 119,171,156 shares of common stock, 2,300,000 stock options and 1,750,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended May 31, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $284,590 during the three month period ended May 31, 2018, and an accumulated deficit of $14,934,685 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Some of our expenditures are incurred in Canadian dollars. The cost of those expenses, as expressed in U.S. dollars, is influenced by the exchange rate of the Canadian dollar against the U.S. Dollar. If the U.S. dollar declines in value in relation to the Canadian dollar, it will become more expensive for us to fund our operations. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in the exchange rate of the Canadian dollar against the U.S. dollar.

INTEREST RATE RISK

Interest rate risk arises from changes in market interest rates that may affect the fair value or future cash flows from our Company’s financial assets or liabilities. We are exposed to limited interest rate risk as we had no floating rate receivable or debt.

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil and natural gas, may have on future revenues, expenses and cash flows. The ability of our company to explore and develop its oil and gas properties and the future profitability of our company are directly related to the price of oil and natural gas. We monitor oil and natural gas prices to determine the appropriate course of action to be taken.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended February 28, 2018, filed on June 28, 2018, as amended on    July 11, 2018.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of $256,267 as at May 31, 2018.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $14,934,685 as at May 31, 2018. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed below, since the beginning of the three month period ended May 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

31.1*	Certification of Marc A. Bruner Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Marc A. Bruner Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K/A filed on July 11, 2018)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer, President, Chairman and Director

(Principal Executive Officer)

Date: July 16, 2018

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: July 16, 2018