Form 10-Q
period 2018-08-31
Fortem Resources Inc.
filed 2018-10-10
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of October 10, 2018, there were 120,771,156 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2018

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	August 31, 2018	February 28, 2018
	$	$

ASSETS

Current assets
Cash	589,420	176,895
Receivable	11,795	9,681
Prepaid expense (Note 9)	188,343	35,806
Loan receivable (Note 3)	108,830	97,422
Total current assets	898,388	319,804

Non-current assets
Deposit (Note 6)	43,462	43,961
Equipment (Note 5)	52,872	54,654
Investment in Asia Pacific Mining Ltd. (Note 4)	1,500,000	1,500,000
Right to the acquisition of mineral exploration project (Note 7)	1	1
Oil and gas properties, unproved, full cost method (Note 6)	2,966,980	2,631,354
Total assets	5,461,703	4,549,774

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 8)	861,774	731,639
Due to related parties (Note 9)	56,591	445,912
Related party loan payable (Note 9)	57,261	555,753
Note payable (Note 10)	19,942	19,942
Advance payable (Note 11)	-	4,058
Total current liabilities	995,568	1,757,304

Asset retirement obligation (Note 12)	28,153	28,352
Total liabilities	1,023,721	1,785,656

Stockholders' equity
Capital stock (Note 13)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
120,771,156 common shares (117,872,458 at February 28, 2018)	120,770	117,873
Additional paid in capital	20,036,179	17,879,597
Share subscriptions receivable (Note 13)	-	(200,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(15,335,710)	(14,650,095)
Total stockholders’ equity	4,437,982	2,764,118
Total liabilities and stockholders’ equity	5,461,703	4,549,774

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2018	2017	2018	2017
	$	$	$	$

General and administrative expenses
Accretion of asset retirement obligation (Note 12)	685	632	1,377	1,237
Consulting	136,160	19,537	281,023	37,790
Depreciation (Note 5)	891	867	1,782	1,696
Investor relation	4,152	300	8,937	13,284
Management fees	90,000	30,690	120,000	90,690
Office, travel and general	102,952	28,086	157,713	136,444
Professional fees	76,882	194,906	137,364	253,433

Loss from operations	(411,722)	(275,018)	(708,196)	(534,574)

Foreign exchange gain	7,980	33,330	6,641	19,449
Gain on settlement of debt (Note 11)	-	307	4,058	13,599
Interest income (Note 3)	2,717	69	13,413	129
Interest expense	-	(12,603)	(1,531)	(14,658)
Loss on fair value adjustment of derivative financial liabilities (Note 14)	-	(1,629,348)	-	(6,325,077)
Gain on write-off of accounts payable	-	8	-	352
Loss and comprehensive loss	(401,025)	(1,883,255)	(685,615)	(6,840,780)

Basic and diluted loss per share	(0.00)	(0.02)	(0.01)	(0.07)

Weighted average number of basic
and diluted common shares outstanding	119,895,069	115,884,698	119,436,873	95,395,280

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the six months ended August 31,
	2018	2017
	$	$

Cash flows used in operating activities
Loss for the period	(685,615)	(6,840,780)
Non-cash items
Accretion of asset retirement obligation	1,377	1,237
Depreciation	1,782	1,696
Gain on settlement of debt	(4,058)	(13,599)
Loss on fair value adjustment of derivative financial liabilities	-	6,325,077
Gain on write-off of accounts payable	-	(352)
Interest income accrued	(13,413)	(129)
Interest expense	1,508	2,055
Unrealized foreign exchange	928	59,850
Changes in non-cash working capital items
Receivable	(2,114)	14,388
Prepaid expenses	(152,537)	1,330
Accounts payable and accrued liabilities	190,135	252,367
Cash used in operating activities	(662,007)	(196,860)

Cash flows used in investing activities
Investments	-	(1,500,000)
Expenditures on oil and gas properties	(335,626)	(682,209)
Loan receivable	-	(99,135)
Cash used in investing activities	(335,626)	(2,281,344)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	1,250,000	1,354,801
Proceeds from warrants exercised	909,479	-
Share subscription receivable	200,000	100,000
Advances from third party	-	4,058
Net proceeds from (repaid to) related parties	(949,321)	705,527
Cash provided by financing activities	1,410,158	2,164,386

Change in cash	412,525	(313,818)
Cash, beginning of period	176,895	459,481
Cash, end of period	589,420	145,663

Non-cash transactions
Common stock issued for oil and gas properties	-	76,000
Advance payable for oil and gas properties	-	60,000

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in US dollars - Unaudited)

						Accumulated
	Capital Stock		Additional	Share		Other	Total
	Number		Paid In	Subscriptions	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$
Balance, February 28, 2018	117,872,458	117,873	17,879,597	(200,000)	(14,650,095)	(383,257)	2,764,118

Capital stock issued for cash	25,000	25	49,975	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	200,000	-	-	709,479
Loss for the period	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	18,437,779	-	(14,934,685)	(383,257)	3,239,007

Capital stock issued for cash	600,000	600	1,199,400	-	-	-	1,200,000
Warrants exercised	1,000,000	1,000	399,000	-	-	-	400,000
Loss for the period	-	-	-	-	(401,025)	-	(401,025)
Balance, August 31, 2018	120,771,156	120,770	20,036,179	-	(15,335,710)	(383,257)	4,437,982

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $15,335,710.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The consolidated condensed interim financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited consolidated condensed interim financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

Basis of consolidation

These consolidated condensed interim financial statements include the accounts of the Company and its wholly owned subsidiaries, Colony Energy, LLC, (“Colony”) Black Dragon Energy, LLC, (“Black Dragon”) Rolling Rock Resources, LLC (“Rolling Rock”) and City of Gold, LLC (“City of Gold”). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

Basic and Diluted Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 3,050,000 (February 28, 2018 - 5,323,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) per Share (continued)

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

3.

LOAN RECEIVABLE

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD125,000) to a third party. The loans bear interest at 10% per annum. The total amount receivable at August 31, 2018, including accrued interest is $108,830.

4.

INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) was assigned to the Company where the Company subscribed a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong and the principal activities of Asia Pacific are exploration and mining in Myanmar and investment holding. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program.

5.

EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2018 and August 31, 2018	71,284
Depreciation:
At February 28, 2018	16,630
Charge for the period	1,782
At August 31, 2018	18,412
Net book value:
At February 28, 2018	54,654
At August 31, 2018	52,872

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	146,165	827,247	964,439	2,631,354

Acquisition	-	-	75,000	75,000	150,000
Exploration	7,176	17,633	75,136	85,681	185,626

Balance, August 31, 2018	700,679	163,798	977,383	1,125,120	2,966,980

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $43,462 (February 28, 2018 - $43,961) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

Godin Property

On March 31, 2017, the Company entered into a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases in the Godin area of Northern Alberta.

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

If the Company fails to make timely payment of any of the milestone payments, the vendor sole recourse will be a claim for debt against the Company for an amount equal to the missed milestone payment. In November 2017, the Company issued 30,000 shares at a value of $60,000 to settle the milestone payments of $60,000. As part of the consideration for the acquisition of Colony in fiscal 2018, the Company agreed to issue an additional 3,000,000 shares, with 1,000,000 shares to be issued to one of the vendors in April 2018, 2019, and 2020. During the six months ended August 31, 2018, the Company and the vendor have agreed to postpone the 2018 share issuance of 1,000,000 shares to a later date.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED (continued)

Black Dragon Property

In March 2017, the Company entered into a purchase and sale agreement (the “Black Dragon PSA”) to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, the Company entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) based upon the following schedule:

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($175,000 paid) until such time as the Black Dragon Cash Consideration is paid in full.

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

On August 16, 2018, the Company entered into a third amendment to purchase and sale agreement (the “Black Dragon Third Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Third Amendment has the effect of postponing the balance of the Black Dragon Cash Consideration relating to the Black Dragon Property under the Black Dragon PSA until October 1, 2019.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED (continued)

Black Dragon Property (continued)

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

Rolling Rock Property

In March 2017, the Company entered into a purchase and sale agreement (the “Rolling Rock PSA”) to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, the Company entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) based upon the following schedule:

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

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($175,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED (continued)

Rolling Rock Property (continued)

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

On August 16, 2018, the Company entered into a fourth amendment to purchase and sale agreement (the “Rolling Rock Fourth Amendment”), which amended the terms of Rolling Rock PSA. The Rolling Rock Fourth Amendment has the effect of postponing the balance of the Rolling Rock Cash Consideration relating to the Rolling Rock Property under the Rolling Rock PSA until October 1, 2019.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

7.

RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT

In connection to the acquisition of City of Gold, LLC in fiscal 2018, the Company owns the right to an option agreement. Under the option agreement, the vendors have agreed to grant to the Company an option (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar.

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

Once it has exercised the Option, the Company may, at its discretion, require Asia Pacific to transfer the Project Subsidiary to another Canadian publicly listed company to be selected by the Company (“Acquisition Co”) (if the Project Subsidiary is not transferred to another Canadian publicly listed company, Acquisition Co means the Company) for an exercise price consisting of $7,000,000 in cash and thirty percent of the issued and outstanding share capital of Acquisition Co (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital).  Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note.  Although the Company has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria – at exercise of the Option, Acquisition Co must have less than $100,000 in liabilities and $5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

8.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2018	February 28, 2018
	$	$
Accounts payable	768,397	652,270
Accrued liabilities	93,377	79,369

	861,774	731,639

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

9.

RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	August 31, 2018	February 28, 2018
	$	$
Due from a company controlled by a director	146,559	-
Due to directors and officers of the Company	203,150	445,912

As at August 31, 2018, the Company made prepayments of $150,000 (February 28, 2018 - $nil) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at August 31, 2018, the Company had $nil (February 28, 2018 - $500,000) in note obligations owing to a company with a common director. The note payable was unsecured, with an interest of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at August 31, 2018, the Company has an accrued interest balance of $57,261.

10.

NOTE PAYABLE

As at August 31, 2018, the Company had $19,942 (February 28, 2018 - $19,942) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

11.

ADVANCE PAYABLE

As at August 31, 2018, the Company had $nil (February 28, 2018 - $4,058) due to an unrelated party. The advance payable was unsecured, non-interest bearing and payable upon demand. During the six months end August 31, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

12.

ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $38,300 (February 28, 2018 - $39,035) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $28,153 (February 28, 2018 - $28,352) as at August 31, 2018.

13.

SHARE CAPITAL

The Company issued common shares as follows:

Six months ended August 31, 2018

In March 2018, the Company issued 1,273,698 shares in relation to the exercise of 1,273,698 warrants for total proceeds of $509,479.

In July 2018, the Company issued 1,000,000 shares in relation to the exercise of 1,000,000 warrants for total proceeds of $400,000.

During the six months ended August 31, 2018, the Company issued 625,000 common shares for total gross proceeds of $1,250,000 pursuant to a private placement.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

13.

SHARE CAPITAL (continued)

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at August 31, 2018	750,000	0.40

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

13.

SHARE CAPITAL (continued)

Warrants (continued)

A summary of the common share purchase warrants outstanding and exercisable at August 31, 2018 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	500,000	March 9, 2019
0.40	250,000	September 22, 2019
	750,000

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.70 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

A summary of the stock options outstanding and exercisable at August 31, 2018 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,300,000	November 3, 2020	7,797,000

As at August 31, 2018, the remaining contractual life of the stock options outstanding was 2.18 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $3.49 per share as of August 31, 2018.

14.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2017	$ 2,590,477
Fair value adjustment	6,325,077
Reallocation of derivative liability to equity upon the change in functional currency	(8,915,554)
Balance, February 28, 2018 and August 31, 2018	$ -

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

15.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, amounts due to related parties, related party loan payable, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at August 31, 2018. As at August 31, 2018, the Company’s Level 3 assets consist of shares and warrants of a private company. The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at August 31, 2018, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

16.

SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties.  Geographic information is as follows:

	As at August 31, 2018
	Canada	US	Total
	$	$	$
Deposit	43,462	-	43,462
Equipment	52,872	-	52,872
Oil and gas properties, unproved	864,477	2,102,503	2,966,980
	960,811	2,102,503	3,063,314

	As at February 28, 2018
	Canada	US	Total
	$	$	$
Reclamation bonds	43,961	-	43,961
Property and equipment	54,654	-	54,654
Oil and gas properties, unproved	839,668	1,791,686	2,631,354
	938,283	1,791,686	2,729,969

17.

SUBSEQUENT EVENT

In September 2018, the Company entered into an asset purchase agreement (the "Agreement") with a major Canadian oil and gas company to purchase a 100% working interest in three Oil Leases (the "Oil Leases') in north central Alberta, Canada (the "Transaction").

As consideration for the Oil Leases, the Company has agreed to pay a purchase price of C$3,000,000 plus applicable taxes, C$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction is November 15, 2018 with an option to extend 60 days upon payment of an additional deposit of C$100,000.

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

Recent Developments

Effective at the opening on August 23, 2018, shares of our common stock were approved for trading on the TSX Venture Exchange in Canada under the symbol “FTM”. We have been approved for listing as a Tier 2 Oil and Gas Reserves Issuer.

On August 23, 2018, we appointed Kon Vatskalis, Sandra Perry, William Via and Brett Matich as directors of the Company and Robert DaCunha resigned as a director of the Company. The Company’s board of directors is currently comprised of Marc Bruner, Michael Caetano, Kon Vatskalis, Sandra Perry, William Via and Brett Matich.

On September 21, 2018, we dismissed Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) as our company’s independent registered public accounting firm and appointed Davidson & Company LLP (“Davidson”) as our company’s independent registered public accounting firm. The dismissal of DMCL and appointment of Davidson were approved by our company’s board of directors.

On September 26, 2018, we entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three heavy oil leases (the “Oil Leases”) covering a total of 20,719 hectares (51,200 acres) of heavy oil in north central Alberta (the “Transaction”).  The rights to the Oil Leases, cover heavy oil of 12-16 API located near the top of the Viking formation to the base of the Woodbend Group.

The acquisition of the Oil Leases complements the Company’s existing land holdings of 12,800 acres directly adjacent to and to the south of the Oil Leases. Upon completion of the Transaction, we will own over 62,000 acres of which 48,000 is contiguous land containing extensive heavy oil deposits within the main producing horizon, the Wabiskaw formation, along with a secondary horizon, namely the McMurray formation.

As consideration for the Oil Leases, we have agreed to pay a purchase price of CDN$3,000,000 plus applicable GST, CDN$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction is expected to occur on November 15, 2018 with an option to extend the closing date 60 days upon payment of an additional deposit of CDN$100,000. We anticipate that the transaction will constitute an Exempt Acquisition in accordance with the policies of the TSX Venture Exchange. The Agreement was entered into on September 26, 2018 but is effective as of August 1, 2018.

In addition to the Oil Leases, we will also obtain all rights, titles and interests to certain wells and facilities (as set out in the Agreement) located on the Oil Leases. The expiry dates for the three Oil Leases are as follows:

?

September 29, 2028

?

January 26, 2029

?

March 9, 2029

The Oil Leases

We have commenced the consultation process with the Alberta Energy Regulator (AER) and other Alberta government agencies, along with Bigstone Cree Nation, a First Nations band party to Treaty Eight and other interested stakeholders. Accordingly, participation in the consultation process is a pre-requisite to commencing operations on the Oil Leases. Assuming closing of the Transaction, we hope to commence initial drilling and work in the first quarter of 2019, once the consultation process has been completed.

Compeer Oil and Gas Operations

As of August 31, 2018, we have incurred $700,679 in exploration costs to drill, complete and equip the Test Well. We also recorded $28,153 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at October 10, 2018, it is too early to provide stabilized production forecasts.

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

Black Dragon

On April 12 2017, we entered into and closed a Membership Interest Purchase Agreement (the “Black Dragon MPA”) with two arm’s length vendors to acquire all membership interest of Black Dragon Energy, LLC (“Black Dragon”), a Nevada limited liability company. Black Dragon has the right to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah.

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

On May 28, 2018, we entered into a second amendment to purchase and sale agreement (the “Black Dragon Second Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Second Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until August 1, 2019, provided that, if the shares of common stock of our company were not listed on the TSX Venture Exchange on or before August 1, 2018, the payment deadline was to remain December 31, 2018.

On August 16, 2018, but effective as of March 1, 2017, the Company entered into a third amendment to purchase and sale agreement (the “Black Dragon Third Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Third Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until October 1, 2019 (the “Black Dragon Payment Deadline”).

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

Rolling Rock

On April 17, 2017, we entered into and closed a Membership Interest Purchase Agreement with two arm’s length vendors to acquire 100% membership interest of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah.

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

On May 28, 2018, we entered into a third amendment to purchase and sale agreement (the “Rolling Rock Third Amendment”), which amended the terms of the Rolling Rock PSA. The Rolling Rock Third Amendment had the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until August 1, 2019, provided that, if the shares of common stock of our company were not listed on the TSX Venture Exchange on or before August 1, 2018, the payment deadline was to remain December 31, 2018.

On August 16, 2018, but effective as of March 1, 2017, the Company entered into a fourth amendment to purchase and sale agreement (the “Rolling Rock Fourth Amendment”), which amended the terms of Rolling Rock PSA. The Rolling Rock Fourth Amendment has the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until October 1, 2019 (the “Rolling Rock Payment Deadline”).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2018 and 2017 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Oil and gas sales	$-	$-	$-	$-
Expenses	$411,722	$275,018	$708,196	$534,574
Net loss	$(401,025)	$(1,883,255)	$(685,615)	$(6,840,780)

Revenues

During the six month period ended August 31, 2018, we did not generate any revenue (August 31, 2017 - $nil).

Expenses

Expenses increased during the three month period ended August 31, 2018 to $411,722 as compared to $275,018 during the three month period ended August 31, 2017.

The table below details the changes in major expenditures for the three months ended August 31, 2018 as compared to the corresponding three months ended August 31, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $116,623	Increase due to consulting fees related to the oil and gas properties in Canada and US.
Management fees	Increase of $59,310	Increase due to management fees and signing bonus to the CEO beginning August 2018.
Office, travel and general expenses	Increase of $74,866	Increase due to more corporate activities, new office lease, more travel expenses due to site visits and marketing.
Professional fees	Decrease of $118,024	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

For the three month period ended August 31, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $1,629,348. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company.

Expenses increased during the six month period ended August 31, 2018 to $708,196 as compared to $534,574 during the six month period ended August 31, 2017.

The table below details the changes in major expenditures for the six months ended August 31, 2018 as compared to the corresponding six months ended August 31, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $243,233	Increase due to consulting fees related to the oil and gas properties in Canada and US.
Management fees	Increase of $29,310	Increase due to management fees and signing bonus to the CEO beginning August 2018.
Office, travel and general expenses	Increase of $21,269	Increase due to more corporate activities, new office lease, more travel expenses due to site visits and marketing.
Professional fees	Decrease of $116,069	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

For the six month period ended August 31, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $6,325,077. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company.

Beginning on August 31, 2017, we changed our functional currency to US dollars for accounting purposes. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $8,915,554 on September 1, 2017 and recorded no further gain/loss on the fair value adjustment of derivative financial liability.

Liquidity and Capital Resources

Working Capital

	August 31, 2018	February 28, 2018
Current Assets	$ 898,388	$ 319,804
Current Liabilities	$ 995,568	$ 1,757,304
Working Capital (Deficiency)	$ (97,180)	$ (1,437,500)

We had cash of $589,420 and a working capital deficiency of $97,180 as of August 31, 2018 compared to cash of $176,895 and working capital deficiency of $1,437,500 as of February 28, 2018.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be higher than fiscal 2018 during the remainder of fiscal 2019. In connection with oil and gas operations and the listing on TSX Venture Exchange, we increased the number of directors. As a result, we estimate our general and administrative expense will be higher in fiscal 2019.

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

Cash Flows

	Six months ended August 31, 2018	Six months ended August 31, 2017
Net Cash Used in Operating Activities	$ (662,007)	$ (196,860)
Net Cash Used in Investing Activities	$ (335,626)	$ (2,281,344)
Net Cash Provided by Financing Activities	$ 1,410,158	$ 2,164,386
Net change in Cash	$ 412,525	$ (313,818)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2018, compared to our cash used in operating activities for the six months ended August 31, 2017, increased by $465,147, primarily due to increase in general and administrative expenses in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2018, compared to our cash used in investing activities for the six months ended August 31, 2017, decreased by $1,945,718 due to investment in Asia Pacific and higher expenditures on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2018, compared to our cash provided by financing activities for the six months ended August 31, 2017, decreased by $754,228, primarily due to repayment to related parties in the current period.

Contractual Obligations

Our future contractual obligations as of August 31, 2018 consisted of the following:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$ 19,942	$ 19,942	-	-	-

Outstanding Shares, Options, Warrants

As of October 10, 2018, we had 120,771,156 shares of common stock, 2,300,000 stock options and 750,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $685,615 during the six month period ended August 31, 2018, and an accumulated deficit of $15,335,710 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at August 31, 2018.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $15,335,710 as at August 31, 2018. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our common stock currently trades on a limited basis on OTCQB operated by the OTC Markets Group and TSX Venture Exchange. Trading of our stock through OTCQB and TSX Venture Exchange is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended August 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
3.6	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
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
10.26

Second Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.27

Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.28

Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.29

Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)

10.30

Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)

10.31

Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)

10.32

Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)

10.33

Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)

10.34	2018 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.35	Asset Sale Agreement (incorporated by reference from our current report on Form 8-K filed on October 2, 2018)

31.1*	Certification of Marc A. Bruner Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Marc A. Bruner Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K/A filed on July 11, 2018)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer, President, Chairman and Director

(Principal Executive Officer)

Date: October 10, 2018

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: October 10, 2018