Form 10-Q
period 2018-11-30
Fortem Resources Inc.
filed 2019-01-09
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of January 9, 2019, there were 122,071,156 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2018

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS
(Expressed in US dollars - Unaudited)

	November 30, 2018	February 28, 2018
	$	$
ASSETS
Current assets
Cash	60,070	176,895
Receivable	11,915	9,681
Prepaid expenses (Note 9)	121,761	35,806
Loan receivable (Notes 3 and 9)	106,150	97,422
Due from related parties (Note 9)	162,387	-
Total current assets	462,283	319,804

Non-current assets
Deposit (Note 6)	42,846	43,961
Equipment (Note 5)	51,981	54,654
Investment in Asia Pacific Mining Ltd. (Note 4)	1,500,000	1,500,000
Deferred acquisition costs (Note 15)	229,994	-
Right to the acquisition of mineral exploration project (Note 7)	1	1
Oil and gas properties, full cost method (Note 6)	5,604,848	2,631,354
Total assets	7,891,953	4,549,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	860,946	731,639
Due to related parties (Note 9)	223,731	445,912
Related party loan payable (Note 9)	57,261	555,753
Note payable (Note 10)	19,942	19,942
Advance payable (Note 11)	-	4,058
Total current liabilities	1,161,880	1,757,304

Non-current liabilities
Advance payable (Note 11)	100,000	-
Asset retirement obligation (Note 12)	28,979	28,352
Total liabilities	1,290,859	1,785,656

Stockholders' equity
Share capital (Note 13)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
120,771,156 common shares (117,872,458 at February 28, 2018)	122,070	117,873
Additional paid in capital	22,564,879	17,879,597
Share subscriptions receivable	-	(200,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(15,702,598)	(14,650,095)
Total stockholders’ equity	6,601,094	2,764,118
Total liabilities and stockholders’ equity	7,891,953	4,549,774

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Expressed in US dollars - Unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2018	2017	2018	2017
	$	$	$	$

General and administrative expenses
Accretion of asset retirement obligation (Note 12)	685	649	2,062	1,886
Consulting	75,578	899,940	356,601	937,730
Depreciation (Note 5)	891	891	2,673	2,587
Investor relation	26,197	4,034	35,134	17,318
Management fees	90,000	30,000	210,000	120,690
Office, travel and general	74,070	108,948	231,783	245,392
Professional fees	92,293	103,705	229,657	324,486

Loss from operations	(359,714)	(1,148,167)	(1,067,910)	(1,650,089)

Foreign exchange gain (loss)	(9,053)	(4,168)	(2,412)	15,281
Gain on settlement of debt (Note 11)	-	-	4,058	13,599
Interest income (Note 3)	1,879	94	15,292	575
Interest expense	-	(12,908)	(1,531)	(27,566)
Loss on fair value adjustment of derivative financial liabilities (Note 14)	-	-	-	(6,325,077)
	(7,174)	(16,982)	15,407	(6,323,188)

Loss and comprehensive loss	(366,888)	(1,165,149)	(1,052,503)	(7,973,277)

Basic and diluted loss per share	(0.00)	(0.01)	(0.01)	(0.08)

Weighted average number of basic and diluted
common shares outstanding	121,362,365	116,575,577	120,074,036	102,404,033

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in US dollars - Unaudited)

	For the nine months ended November 30,
	2018	2017
	$	$
Cash flows used in operating activities
Loss for the period	(1,052,503)	(7,973,277)
Non-cash items
Accretion of asset retirement obligation	2,062	1,886
Depreciation	2,673	2,587
Gain on settlement of debt	(4,058)	(13,599)
Loss on fair value adjustment of derivative financial liabilities	-	6,325,077
Interest income accrued	(15,291)	(575)
Interest expense	1,508	27,123
Consulting fees	-	800,000
Unrealized foreign exchange	6,243	(39,846)
Changes in non-cash working capital items
Receivable	(2,234)	15,624
Prepaid expenses	(85,955)	(15,974)
Accounts payable and accrued liabilities	219,307	230,928
Cash used in operating activities	(928,248)	(640,046)

Cash flows used in investing activities
Deposit on oil and gas properties	-	(9,431)
Investments	-	(1,500,000)
Expenditures on oil and gas properties	(473,494)	(638,081)
Deferred acquisition costs	(229,994)	-
Loan receivable	-	(99,135)
Cash used in investing activities	(703,488)	(2,246,647)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	1,250,000	1,915,001
Proceeds from warrants exercised	909,479	-
Proceeds from options exercised	30,000	-
Finders' fees	-	(95,200)
Share subscription receivable	200,000	-
Advances payable	100,000	30,000
Net proceeds from (repaid to) related parties	(974,568)	678,774
Cash provided by financing activities	1,514,911	2,528,575

Change in cash	(116,825)	(358,118)
Cash, beginning of period	176,895	459,481
Cash, end of period	60,070	101,363

Non-cash transactions
Obligation to issue shares on oil and gas properties	-	968,171
Common stock issued for oil and gas properties	2,500,000	60,000
Advance payable for oil and gas properties	-	60,000

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.
CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in US dollars - Unaudited)
					Deficit
					Accumulated	Accumulated
	Share Capital		Additional	Share	During	Other	Total
	Number		Paid In	Subscriptions	Development	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Receivable	Stage	Income (Loss)	Equity
		$	$	$	$	$	$
Balance, February 28, 2018	117,872,458	117,873	17,879,597	(200,000)	(14,650,095)	(383,257)	2,764,118

Common stock issued for cash	25,000	25	49,975	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	200,000	-	-	709,479
Loss for the period	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	18,437,779	-	(14,934,685)	(383,257)	3,239,007

Common stock issued for cash	600,000	600	1,199,400	-	-	-	1,200,000
Warrants exercised	1,000,000	1,000	399,000	-	-	-	400,000
Loss for the period	-	-	-	-	(401,025)	-	(401,025)
Balance, August 31, 2018	120,771,156	120,770	20,036,179	-	(15,335,710)	(383,257)	4,437,982

Common stock issued for oil and gas properties	1,000,000	1,000	2,499,000	-	-	-	2,500,000
Options exercised	300,000	300	29,700	-	-	-	30,000
Loss for the period	-	-	-	-	(366,888)	-	(366,888)
Balance, November 30, 2018	122,071,156	122,070	22,564,879	-	(15,702,598)	(383,257)	6,601,094

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $15,702,598.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited consolidated condensed interim financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019.

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

Basic and Diluted Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 2,750,000 (February 28, 2018 - 5,323,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

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

3.

LOAN RECEIVABLE

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD125,000) to a company related by virtue of a common officer. The loans bear interest at 10% per annum. The total amount receivable at November 30, 2018, including accrued interest is $106,150.

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

5.

EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2018 and November 30, 2018	71,284
Depreciation:
At February 28, 2018	16,630
Charge for the period	2,673
At November 30, 2018	19,303
Net book value:
At February 28, 2018	54,654
At November 30, 2018	51,981

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED

	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	146,165	827,247	964,439	2,631,354

Acquisition	-	2,500,000	100,000	100,000	2,700,000
Exploration	8,323	17,633	82,794	164,744	273,494

Balance, November 30, 2018	701,826	2,663,798	1,010,041	1,229,183	5,604,848

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $42,846 (February 28, 2018 - $43,961) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

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

If the Company fails to make timely payment of any of the milestone payments, the vendor sole recourse will be a claim for debt against the Company for an amount equal to the missed milestone payment. In November 2017, the Company issued 30,000 shares at a value of $60,000 to settle the milestone payments of $60,000. As part of the consideration for the acquisition of Colony in fiscal 2018, the Company agreed to issue an additional 3,000,000 shares, with 1,000,000 shares to be issued to one of the vendors in April 2018, 2019, and 2020. During the nine months ended November 30, 2018, the Company issued 1,000,000 shares at a value of $2,500,000 to the vendor.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED (continued)

Black Dragon Property

In March 2017, the Company entered into a purchase and sale agreement (the “Black Dragon PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, the Company entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (paid);

•

the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by the Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid.  In addition: (a) the first $1.5 million raised by the Company will be exempt from a 25% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 regardless of the amount of funds paid in connection with one or more Financings.  This change modified the original requirement to pay US$900,000 on or before September 1, 2017, US$900,000 on or before March 1, 2018 and US$800,000 on or before October 1, 2019 (as amended).

has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($200,000 paid) until such time as the Black Dragon Cash Consideration is paid in full.

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

On August 16, 2018, the Company entered into a third amendment to purchase and sale agreement (the “Black Dragon Third Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Third Amendment has the effect of postponing the balance of the Black Dragon Cash Consideration relating to the Black Dragon Property under the Black Dragon PSA from September 1, 2018 to October 1, 2019.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

6.

OIL AND GAS PROPERTIES, UNPROVED (continued)

Black Dragon Property (continued)

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of two new wells, each well with a horizontal leg extending at least 2,000 feet in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

Rolling Rock Property

In March 2017, the Company entered into a purchase and sale agreement (the “Rolling Rock PSA”), subsequently amended, to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, the Company entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) based upon the following schedule:

•

$100,000 as a non-refundable deposit within 10 business days of closing (paid);

•

the balance of the Rolling Rock Cash Consideration by cash payment to the vendor of an amount equal to 25% of any funds received by the Company from any Financing upon the closing of each Financing until such amount is paid.  In addition: (a) the first $1.5 million raised by the Company will be exempt from a 25% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than October 1, 2019 regardless of the amount of funds paid in connection with one or more Financings; and

•

after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 25% of any funds received by the Company from any Financing until the Workover Funds are paid in full.

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $500,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($200,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

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

Carry Obligation

As per the terms of the Rolling Rock PSA, and in addition to the Rolling Rock Cash Consideration, the Company is required to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Rolling Rock Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000 feet in the target zone within the Mancos formation (the “Three Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before February 28, 2019, failing which, the Company’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

For the three and nine months ended November 30, 2018

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

8.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2018	February 28, 2018
	$	$
Accounts payable	822,718	652,270
Accrued liabilities	38,228	79,369

	860,946	731,639

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

9.

RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	November 30, 2018	February 28, 2018
	$	$
Loan receivable (Note 3)	106,150	-
Due from a company controlled by a director	162,387	-
Due to directors and officers of the Company	223,731	445,912

As at November 30, 2018, the Company made prepayments of $90,000 (February 28, 2018 - $nil) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at November 30, 2018, the Company had $nil (February 28, 2018 - $500,000) in note obligations owing to a company with a common director. The note payable was unsecured, with an interest of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at November 30, 2018, the Company has an accrued interest balance of $57,261.

Amounts due to/from related parties are unsecured with no specific terms of repayment.

10.

NOTE PAYABLE

As at November 30, 2018, the Company had $19,942 (February 28, 2018 - $19,942) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

11.

ADVANCE PAYABLE

As at November 30, 2018, the Company had $nil (February 28, 2018 - $4,058) due to a third party. The advance payable was unsecured, non-interest bearing and payable upon demand. During the nine months end November 30, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

During the nine months ended November 30, 2018, the Company received an advance of $100,000 (C$130,000). As at November 30, 2018, the Company had $100,000 (February 28, 2018 - $nil) due to a third party. The long term advance payable was unsecured, with an interest of 10% per annum and due on or before May 24, 2020.

12.

ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $37,590 (February 28, 2018 - $39,035) reflecting payments commencing in 2024.  This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $28,979 (February 28, 2018 - $28,352) as at November 30, 2018.

13.

SHARE CAPITAL

The Company issued common shares as follows:

Nine months ended November 30, 2018

In March 2018, the Company issued 1,273,698 shares in relation to the exercise of 1,273,698 warrants for total proceeds of $509,479.

In July 2018, the Company issued 1,000,000 shares in relation to the exercise of 1,000,000 warrants for total proceeds of $400,000.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

13.

SHARE CAPITAL (continued)

Nine months ended November 30, 2018 (continued)

In October 2018, the Company issued 1,000,000 shares recorded at a fair value of $2,500,000 in connection to the acquisition of Colony (Note 6).

In November 2018, the Company issued 300,000 shares in relation to the exercise of 300,000 options for total proceeds of $30,000.

During the nine months ended November 30, 2018, the Company issued 625,000 common shares for total gross proceeds of $1,250,000 pursuant to a private placement.

Year ended February 28, 2018

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

In November 2017, the Company issued 30,000 shares with a fair value of $60,000 to settle an advance payable of $60,000 in connection to the Godin property (Note 6).

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

13.

SHARE CAPITAL (continued)

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at November 30, 2018	750,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at November 30, 2018 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40	500,000	March 9, 2019
0.40	250,000	September 22, 2019
	750,000

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.45 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the common share purchase warrant transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Options
		$
Outstanding at February 28, 2017 and 2018	2,300,000	0.10
Exercised	(300,000)	0.10
Outstanding at November 30, 2018	2,000,000	0.10

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

13.

SHARE CAPITAL (continued)

Stock Options (continued)

A summary of the stock options outstanding and exercisable at November 30, 2018 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,000,000	November 3, 2020	4,640,000

As at November 30, 2018, the remaining contractual life of the stock options outstanding was 1.93 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.42 per share as of November 30, 2018.

14.

DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2017	$ 2,590,477
Fair value adjustment	6,325,077
Reallocation of derivative liability to equity upon the change in functional currency	(8,915,554)
Balance, February 28, 2018 and November 30, 2018	$ -

15.

PROPOSED TRANSACTION

In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three Oil Leases (the “Oil Leases”) in north central Alberta, Canada (the “Transaction”).

As consideration for the Oil Leases, the Company has agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. In November 2018, the Company exercised the option and extended the closing of the Transaction to January 14, 2019 with a payment of an additional deposit of $77,688 (C$100,000). In December 2018, the Company and the vendor entered into an extension agreement and the closing date of the Transaction was extended to a date on or before March 15, 2019.

16.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable, due from related parties, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, due to related parties, related party loan payable, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

16.

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT (continued)

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at November 30, 2018. As at November 30, 2018, the Company’s Level 3 assets consist of shares and warrants of a private company. The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at November 30, 2018, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

17.

SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties.  Geographic information is as follows:

	As at November 30, 2018
	Canada	US	Total
	$	$	$
Deposit	42,846	-	42,846
Equipment	51,981	-	51,981
Oil and gas properties, unproved	3,365,624	2,239,224	5,604,848
	3,460,451	2,239,224	5,699,675

	As at February 28, 2018
	Canada	US	Total
	$	$	$
Deposit	43,961	-	43,961
Property and equipment	54,654	-	54,654
Oil and gas properties, unproved	839,668	1,791,686	2,631,354
	938,283	1,791,686	2,729,969

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

As consideration for the Oil Leases, we have agreed to pay a purchase price of CDN$3,000,000 plus applicable GST, CDN$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction was expected to occur on November 15, 2018 with an option to extend the closing date 60 days upon payment of an additional deposit of CDN$100,000. In November 2018, the Company exercised the option and extended the closing of the Transaction to January 14, 2019 with a payment of CDN$100,000. On December 17, 2018, the Company and the vendor entered into an extension agreement and the closing date of the Transaction was extended to a date on or before March 15, 2019. We anticipate that the transaction will constitute an Exempt Transaction in accordance with the policies of the TSX Venture Exchange. The Agreement was entered into on September 26, 2018 but is effective as of August 1, 2018.

In addition to the Oil Leases, upon closing of the Transaction, we will also obtain all rights, titles and interests to certain wells and facilities (as set out in the Agreement) located on the Oil Leases. The expiry dates for the three Oil Leases are as follows:

•

September 29, 2028

•

January 26, 2029

•

March 9, 2029

The Oil Leases

We have commenced the consultation process with the Alberta Energy Regulator (AER) and other Alberta government agencies, along with Bigstone Cree Nation, a First Nations band party to Treaty Eight and other interested stakeholders. Accordingly, participation in the consultation process is a pre-requisite to commencing operations on the Oil Leases. Assuming closing of the Transaction, we hope to commence initial drilling and work in the second quarter of 2019, once the consultation process has been completed.

Compeer Oil and Gas Operations

As of November 30, 2018, we have incurred $701,826 in exploration costs to drill, complete and equip the Test Well. We also recorded $28,979 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at January 9, 2019, it is too early to provide stabilized production forecasts.

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

In consideration for the acquisition of Colony Energy, we issued an aggregate of 21,000,000 shares of our common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a post-closing basis with 1,000,000 shares to be issued to one of the vendors on the first, second and third anniversaries of the closing date. During the nine months ended November 30, 2018, the Company issued 1,000,000 shares, which were to be issued on the first anniversary of the closing date, at a value of $2,500,000 to the vendor.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2018 and 2017 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Oil and gas sales	$-	$-	$-	$-
Expenses	$359,714	$1,148,167	$1,067,910	$1,650,089
Net loss	$(366,888)	$(1,165,149)	$(1,052,503)	$(7,973,277)

Revenues

During the nine month period ended November 30, 2018, we did not generate any revenue (November 30, 2017 - $nil).

Expenses

Expenses decreased during the three month period ended November 30, 2018 to $359,714 as compared to $1,148,167 during the three month period ended November 30, 2017.

The table below details the changes in major expenditures for the three months ended November 30, 2018 as compared to the corresponding three months ended November 30, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $824,362	Decrease in the current period as more consulting fees related to the oil and gas properties in Canada and US in the comparative period of 2017.
Management fees	Increase of $60,000	Increase due to management fees paid to the CEO beginning August 2018.
Office, travel and general expenses	Decrease of $34,878	Decrease due to less corporate activities, and less travel expenses for site visits and marketing.
Professional fees	Decrease of $11,412	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

Expenses decreased during the nine month period ended November 30, 2018 to $1,067,910 as compared to $1,650,089 during the nine month period ended November 30, 2017.

The table below details the changes in major expenditures for the nine months ended November 30, 2018 as compared to the corresponding nine months ended November 30, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $581,129	Decrease in the current period as more consulting fees related to the oil and gas properties in Canada and US in the comparative period of 2017.
Management fees	Increase of $89,310	Increase due to management fees and signing bonus to the CEO beginning August 2018.
Office, travel and general expenses	Decrease of $13,609	Decrease due to less corporate activities and less travel expenses for site visits and marketing.
Professional fees	Decrease of $94,829	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

For the nine month period ended November 30, 2017, we recorded a loss on the fair value adjustment of derivative financial liability of $6,325,077. The derivative liability consists of the fair value of share purchase warrants that were issued in unit private placements that have an exercise price in a currency other than the functional currency of our company.

Beginning on August 31, 2017, we changed our functional currency to US dollars for accounting purposes. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $8,915,554 on September 1, 2017 and recorded no further gain/loss on the fair value adjustment of derivative financial liability.

Liquidity and Capital Resources

Working Capital

	November 30, 2018	February 28, 2018
Current Assets	$ 462,283	$ 319,804
Current Liabilities	$ 1,161,880	$ 1,757,304
Working Capital (Deficiency)	$ (699,597)	$ (1,437,500)

We had cash of $60,070 and a working capital deficiency of $699,597 as of November 30, 2018 compared to cash of $176,895 and working capital deficiency of $1,437,500 as of February 28, 2018.

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

Cash Flows

	Nine months ended November 30, 2018	Nine months ended November 30, 2017
Net Cash Used in Operating Activities	$ (928,248)	$ (640,046)
Net Cash Used in Investing Activities	$ (703,488)	$ (2,246,647)
Net Cash Provided by Financing Activities	$ 1,514,911	$ 2,528,575
Net change in Cash	$ (116,825)	$ (358,118)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2018, compared to our cash used in operating activities for the nine months ended November 30, 2017, increased by $288,202, primarily due to increase in general and administrative expenses and deposits paid for the Oil Leases in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2018, compared to our cash used in investing activities for the nine months ended November 30, 2017, decreased by $1,543,159 due to investment in Asia Pacific and higher expenditures on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2018, compared to our cash provided by financing activities for the nine months ended November 30, 2017, decreased by $1,031,664, primarily due to repayment to related parties in the current period.

Contractual Obligations

Our future contractual obligations as of November 30, 2018 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$19,942	$19,942	-	-	-
Advance payable	$100,000	$100,000	-	-	-

Outstanding Shares, Options, Warrants

As of January 9, 2019, we had 122,071,156 shares of common stock, 2,000,000 stock options and 750,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $1,052,503 during the nine month period ended November 30, 2018, and an accumulated deficit of $15,702,598 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at November 30, 2018.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $15,702,598 as at November 30, 2018. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended November 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
3.6	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on January 7, 2019)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
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

10.34	2018 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.35	Asset Sale Agreement (incorporated by reference from our current report on Form 8-K filed on October 2, 2018)
10.36	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on December 17, 2018)

31.1*	Certification of Marc A. Bruner Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Robert DaCunha Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Marc A. Bruner Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of Robert DaCunha Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K/A filed on July 11, 2018)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTEM RESOURCES INC.

By  /s/ Marc A. Bruner

Marc A. Bruner

Chief Executive Officer, President, Chairman and Director

(Principal Executive Officer)

Date: January 9, 2019

By  /s/ Robert Da Cunha

Robert Da Cunha

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: January 9, 2019