Form 10-Q/A
period 2018-05-31
Fortem Resources Inc.
filed 2019-10-18
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 15, 2019, there were 122,571,156 shares of common stock outstanding.

EXPLANATORY NOTE

Fortem Resources Inc. (“we”, our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarter Report on Form 10-Q for the three months ended May 31, 2018 (the “Original Filing”) filed on July 16, 2018. We are filing this Amendment to:

●	Restate our consolidated financial statements as of and for the three months ended May 31, 2018, as a result of an error in the initial measurement of the fair value of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) that were acquired in 2017 and the subsequent measurement of the fair value of the rights to the mineral exploration project acquired from the acquisition of City of Gold, LLC.

●	The Company had measured the above acquisitions based on the fair value of the assets acquired. However, we have subsequently determined that our common shares are traded in an active market and was the more reliably measurable determinant of fair value. Consequently, the Company has measured the acquisitions based on the quoted market price of the common shares issued to acquire the LLCs.

●	The re-measurement of the fair value of the LLCs acquisitions increased the book value of the rights of the mineral exploration project. The Company had determined that the rights to the mineral exploration project had met certain impairment indicators. As a result, the Company recorded an impairment to reflect the fair value of the rights to the mineral exploration project.

●	The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar at which time the derivative was re-measured and derecognized.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of May 31, 2018. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s acquisitions was a deficiency in its internal control over financial reporting resulting from the material weakness identified at May 31, 2018.

All other information included in our quarterly report on Form 10-Q for the quarter ended May 31, 2018 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after July 16, 2018, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2018

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - Unaudited)

	May 31, 2018	February 28, 2018
	$	$
	(Restated – Note 18)	(Restated – Note 18)
ASSETS
Current assets
Cash	13,616	176,895
Receivable	10,251	9,681
Prepaid expenses	38,466	35,806
Loans receivable from related party (Notes 3 and 13)	114,441	-
Total current assets	176,774	222,382

Loans receivable from related party (Notes 3 and 13)		97,422
Deposit (Note 6)	43,648	43,961
Equipment (Note 5)	53,763	54,654
Investment in Asia Pacific Mining Ltd. (Note 4)	1,500,000	1,500,000
Right to the acquisition of mineral exploration project (Note 7)	1	1
Oil and gas properties, full cost method (Note 6)	140,197,181	140,051,279
Total assets	141,971,367	141,969,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 8)	870,168	731,638
Due to related parties (Note 13)	336,679	445,912
Related party loan payable (Note 13)	57,260	555,753
Note payable (Note 9)	19,942	19,942
Advance payable (Note 10)	-	4,058
Total current liabilities	1,284,049	1,757,303

Asset retirement obligation (Note 11)	28,385	28,352
Deferred taxes liability	16,215,677	16,215,677
Total liabilities	17,528,111	18,001,332

Stockholders’ equity
Capital stock (Note 12)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
119,171,156 common shares (117,872,458 at February 28, 2018)	119,170	117,873
Additional paid in capital	157,114,532	156,556,350
Obligation to issue shares (Note 6)	5,400,000	5,400,000
Share subscriptions receivable	-	(200,000)
Accumulated other comprehensive income	(383,257)	(383,257)
Accumulated deficit	(37,807,189)	(37,522,599)
Total stockholders’ equity	124,443,256	123,968,367
Total liabilities and stockholders’ equity	141,971,367	141,969,699

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2018	2017
	$	$
		(Restated – Note 18)
General and administrative expenses
Accretion of asset retirement obligation (Note 14)	692	605
Consulting	144,863	18,253
Depreciation (Note 5)	891	829
Investors’ relation	4,785	12,984
Management fees	30,000	60,000
Office, travel and general	54,761	108,358
Professional fees	60,482	58,527

Loss from operations	(296,474)	(259,556)

Impairment to right to the mineral exploration project (Note 7)	-	(39,530,233)
Foreign exchange loss	(1,339)	(13,881)
Gain on settlement of debt (Note 10)	4,058	13,292
Interest income	10,699	60
Interest expense	(1,534)	(2,055)
Gain on write-off of accounts payable	-	344
	11,884	(39,532,473)

Loss before income tax	(284,590)	(39,792,029)

Deferred tax recovery	-	9,500,000

Loss and comprehensive loss for the period	(284,590)	(30,292,029)

Basic and diluted loss per share	(0.00)	(0.40)

Weighted average number of basic common shares outstanding	118,978,677	74,905,863

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2018	2017
	$	$
		(Restated – Note 18)
Cash flows used in operating activities
Loss and comprehensive loss for the period	(284,590)	(30,292,029)
Non-cash items
Accretion of asset retirement obligation	692	605
Depreciation	891	829
Gain on settlement of debt	(4,058)	(13,292)
Gain on write-off of accounts payable	-	(344)
Interest income accrued	(10,699)	(60)
Accrued Interest expense	1,507	2,055
Accrued management fees	30,000	-
Unrealized foreign exchange	2,609	(29,443)
Impairment to right to the mineral exploration project	-	39,530,233
Deferred tax recovery	-	(9,500,000)
Changes in non-cash working capital items
Receivable	(570)	(3,159)
Prepaid expenses	(2,660)	(59,975)
Accounts payable and accrued liabilities	122,425	163,277
Cash used in operating activities	(144,453)	(201,303)

Cash flows used in investing activities
Investment in Asia Pacific Mining Ltd.	-	(1,000,000)
Expenditures on oil and gas properties	(129,797)	(379,175)
Loan receivable	(9,275)	(76,544)
Cash used in investing activities	(139,072)	(1,455,719)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	50,000	1,234,300
Proceeds from warrants exercised	509,479	-
Share subscription receivable	200,000	110,000
Advances payable	-	4,058
Net proceeds from (repaid to) related parties	(639,233)	(86,958)
Cash provided by financing activities	120,246	1,261,400

Change in cash	(163,279)	(395,622)
Cash, beginning of period	176,895	459,481
Cash, end of period	13,616	63,859

Non-cash transactions
Shares issued for acquisitions	-	144,800,000
Advance payable for oil and gas properties	-	60,000
Oil and gas properties expenditures in accounts payable	138,166	19,311
Obligation to issue shares for acquisitions	-	6,120,000
Deferred tax on acquisitions	-	16,215,677

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

	Share Capital		Additional	Obligation	Share		Accumulated Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
			(Restated– Note 18)	(Restated– Note 18)		(Restated– Note 18)		(Restated– Note 18)
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(200,000)	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	25,000	25	49,975	-	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	-	-	-	-	509,479
Cash for share subscriptions	-	-	-	-	200,000	-	-	200,000
Loss for the period	-	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	157,114,532	5,400,000	-	(37,807,189)	(383,257)	124,443,256

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $37,807,189.

The Company has restated its May 31, 2018 consolidated condensed interim financial statements as disclosed in Note 18.

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

Basic and Diluted Loss per Share

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

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share (continued)

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Use of Estimates

The preparation of consolidated condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties and investments, the assumptions used to record asset retirement obligations, the assumptions used to determine the fair value of derivative financial assets and liabilities, and valuation of share-based payments.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

3. LOANS RECEIVABLE FROM RELATED PARTY

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD125,000) to a company related by virtue of a common director and significant shareholder. The loans bear interest at 10% per annum and matures between April and June 2019. The total amount receivable at May 31, 2018, including accrued interest is $114,441 (February 28, 2018 - $97,422).

4. INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) was assigned to the Company where the Company subscribed a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong and the principal activities of Asia Pacific are exploration and mining in Myanmar (Note 7) and investment holding. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

5. EQUIPMENT

	May 31, 2018
	Cost	Accumulated Depreciation	A.
	$	$	$
Oil and gas equipment	71,284	17,521	53,763

	February 28, 2018
	Cost	Accumulated Depreciation	B.
	$	$	$
Oil and gas equipment	71,284	16,630	54,654

6. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	60,293,697	38,969,690	40,094,389	140,051,279

Acquisition	-	-	25,000	25,000	50,000
Exploration	-	14,143	30,430	51,329	95,902

Balance, May 31, 2018	693,503	60,307,840	39,025,120	40,170,718	140,197,181

Compeer Property

The Compeer Property is located in Alberta, Canada. As of May 31, 2018, the Company has incurred $693,503 (February 28, 2018 - $693,503) in exploration costs to drill, complete and equip the Test Well, net of impairment charges in prior periods. The Company also has $43,648 (February 28, 2018 - $43,961) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

Godin Property

On March 31, 2017, the Company entered into a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of Northern Alberta.

In addition, the vendor is entitled to receive certain milestone payments from the Company in the aggregate amount up to $210,000 as follows:

i)	$30,000 on or before June 29, 2017 (settled with the issuance of shares during fiscal 2018);
ii)	$30,000 on or before September 27, 2017 (settled with the issuance of shares during fiscal 2018); and
iii)	$150,000 upon the rig release of the second well drilled by the Company in the oil and gas assets described above.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

6. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Godin Property (continued)

If the Company fails to make timely payment of any of the milestone payments, and does not remedy such failure within 30 days of receipt of written notice from the vendor, the vendor may elect either of the following:

a.	Have Colony re-convey the assets to one of the project vendors; or
b.	Receive 250,000 common shares of the Company (subject to the availability of a registration exemption).

In November 2017, the Company issued 30,000 shares at a value of $60,000 to settle the milestone payments of $60,000. The Company is obligated to issue 3,000,000 common shares to one of the vendors of Colony which holds rights in the Godin Property.

Black Dragon Property

In March 2017, the Company entered into a purchase and sale agreement (the “Black Dragon PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017 and May 2019, the Company entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3,900,000 (the “Black Dragon Cash Consideration”) based upon the following schedule:

●	$100,000 as a non-refundable deposit within 10 business days of closing (paid);

●	the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 12.5% of any funds received by the Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid. In addition: (a) the first $1,500,000 raised by the Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than May 1, 2020 regardless of the amount of funds paid in connection with one or more Financings.

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($125,000 paid) until such time as the Black Dragon Cash Consideration is paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

6. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Black Dragon Property (continued)

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of two new wells, each well with a horizontal leg extending at least 2,000 feet in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before May 1, 2020 failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

Rolling Rock Property

In March 2017, the Company entered into a purchase and sale agreement (the “Rolling Rock PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017 and May 2019, the Company entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $5,400,000 (the “Rolling Rock Cash Consideration”) based upon the following schedule:

●	$100,000 as a non-refundable deposit within 10 business days of closing (paid);

●	the balance of the Rolling Rock Cash Consideration by cash payment to the vendor of an amount equal to 12.5% of any funds received by the Company from any Financing upon the closing of each Financing until such amount is paid. In addition: (a) the first $1,500,000 raised by the Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than May 1, 2020 regardless of the amount of funds paid in connection with one or more Financings; and

●	after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 12.5% of any funds received by the Company from any Financing until the Workover Funds are paid in full.

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($125,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

6. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Rolling Rock Property (continued)

Within 10 business days after the later of the Company paying the Rolling Rock Cash Consideration in full or the Company meeting in full its carry obligation, the vendor agrees to convey to the Company an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before May 1, 2020 (which amount is in addition to the deposit and included in the Rolling Rock Cash Consideration set out above) and the replacement of the vendor’s bonds on or before July 1, 2019, the vendor agrees to convey to the Company an undivided 75% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets. However, if the Company fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, the Company is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

Carry Obligation

As per the terms of the Rolling Rock PSA, and in addition to the Rolling Rock Cash Consideration, the Company is required to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Rolling Rock Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000 feet in the target zone within the Mancos formation (the “Three Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before May 1, 2020, failing which, the Company’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

The obligation well in the Grand Mancos Unit will be a vertical well drilled to a depth sufficient to test the Granite Walsh formation within such Federal Unit. For this well, completion (or plugging and abandonment) is expected to take place no later than 2 months after the rig that drilled to total depth has been removed from the wellsite and for a period of 6 months after completion of this obligation well (or plugging and abandonment), and the Company will have the exclusive option to purchase an additional 25% of the vendor’s right, title and interest in and to the leases with respect to the Granite Walsh formation within the boundary of the Grand Mancos Unit for an additional payment of $10,000,000.

7. RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT

In connection to the acquisition of City of Gold, LLC in fiscal 2018, the Company owns the right to an option agreement. Under the option agreement, the vendors have agreed to grant to the Company an option (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific (Note 4) (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar.

The Company will be granted the Option upon satisfaction of the following:

●	Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 2, 2017 (completed);

●	Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 16, 2017 (completed);

●	Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to April 28, 2017 (completed); and

●	Subscription of 2,930,261 units of Asia Pacific for a purchase price of $1,500,000 (the “Final Funding Tranche”), due within 60 days of issuance of an exploration license for the City of Gold Project by the Government of Myanmar.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

7. RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT (continued)

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

During the year ended February 28, 2018, in connection with the acquisition of City of Gold, LLC, the Company allocated $39,530,234 to the rights to the acquisition of mineral exploration project. During fiscal 2018, the Company determined that there were impairment indicators and wrote down the rights to $1. As a result, the Company recorded an impairment of rights to the mineral exploration project of $39,530,233 and a deferred tax liability recovery of $9,500,000, for a net write off of $30,030,233.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2018	February 28, 2018
	$	$
Accounts payable	785,154	652,279
Accrued liabilities	85,014	79,369

	870,168	731,638

9. NOTE PAYABLE

As at May 31, 2018, the Company had $19,942 (February 28, 2018 - $19,942) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

10. ADVANCE PAYABLE

As at May 31, 2018, the Company had $nil (February 28, 2018 - $4,058) due to a related party. The balance was related to expenses paid by a related party. A $60,000 advance payable was unsecured, non-interest bearing and payable upon demand (Note 6). During the three months end May 31, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

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

$
Balance, February 28, 2017	24,546
Foreign exchange adjustment	1,272
Accretion expense	2,534
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(659)
Accretion expense	692
Balance, May 31, 2018	28,385

12. SHARE CAPITAL

Three months ended May 31, 2018

In March 2018, the Company issued 1,273,698 shares in relation to the exercise of 1,273,698 warrants for total proceeds of $509,479.

During the three months ended May 31, 2018, the Company issued 25,000 common shares for total gross proceeds of $50,000 pursuant to a private placement.

Year ended February 28, 2018:

In April 2017, the Company issued 21,000,000 shares with a fair value of $37,800,000 in connection to the acquisition of Colony.

In April 2017, the Company issued 20,000,000 shares with a fair value of $38,000,000 in connection to the acquisition of Black Dragon.

In April 2017, the Company issued 20,000,000 shares with a fair value of $39,000,000 in connection to the acquisition of Rolling Rock.

In May 2017, the Company issued 15,000,000 shares with a fair value of $30,000,000 in connection to the acquisition of City of Gold.

In September 2017, the Company issued 250,000 shares with a fair value of $625,000 in connection to the Black Dragon Property (Note 6).

In September 2017, the Company issued 250,000 shares with a fair value of $625,000 in connection to the Rolling Rock Property (Note 6).

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

12. SHARE CAPITAL (continued)

Year ended February 28, 2018 (continued)

In November 2017, the Company issued 30,000 shares with a fair value of $60,000 to settle an advance payable of $60,000 in connection to the Godin property (Note 6).

In December 2017, the Company issued 400,000 shares with a value of $720,000 for obligation to issue shares. In addition, the Company issued 7,760 shares with a fair value of $15,632 to settle accounts payable of $15,632.

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(1,273,698)	0.40
Outstanding at May 31, 2018	1,750,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at May 31, 2018 is as follows:

Exercise Price		Number Outstanding	Expiry Date
$
0.40	*	1,000,000	March 8, 2019
0.40	*	500,000	March 9, 2019
0.40	**	250,000	September 22, 2019
		1,750,000

* Warrants exercised subsequent to the period end

** Warrants expiry date postponed due to trading blackout

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.85 years.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

12. SHARE CAPITAL (continued)

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

* 300,000 options exercised subsequent to the period end

As at May 31, 2018, the remaining contractual life of the stock options outstanding was 2.43 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.69 per share as of May 31, 2018.

13. RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	May 31, 2018	February 28, 2018
	$	$
Due to directors and officers of the Company	336,679	445,912

As at May 31, 2018, the Company had $nil (February 28, 2018 - $500,000) in note obligations owing to a company with a common director. The note payable is unsecured, with an interest of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at May 31, 2018, the Company has an accrued interest balance of $57,260 (February 28, 2018 - $55,753). During the three months end May 31, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

Amounts due to related parties are unsecured with no specific terms of repayment.

14. DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2017	$2,590,477
Reallocation of derivative liability to equity upon the change in functional currency	(2,590,477)
Balance, February 28, 2018 and May 31, 2018	$-

The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar as a result of US dollar financings at which time the derivative was re-measured and derecognized.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable from related party, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, due to related parties, related party loan payable, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at May 31, 2018. As at May 31, 2018, the Company’s Level 3 assets consist of shares and warrants of a private company. The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at May 31, 2018, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

16. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at May 31, 2018
	Canada	US	Total
	$	$	$
Deposit	43,648	-	43,648
Equipment	53,763	-	53,763
Oil and gas properties, full cost method	61,001,343	79,195,838	140,197,181
	61,098,754	79,195,838	140,294,592

	As at February 28, 2018
	Canada	US	Total
	$	$	$
Deposit	43,961	-	43,961
Property and equipment	54,654	-	54,654
Oil and gas properties, full cost method	60,987,200	79,064,079	140,051,279
	61,085,815	79,064,079	140,149,894

17. SUBSEQUENT EVENTS

a) Subsequent to May 31, 2018, the Company:

i)	Issued 1,500,000 common shares upon exercise of 1,500,000 warrants of the Company for total proceeds of $600,000.

ii)	Issued 600,000 common shares for gross proceeds of $1,200,000 pursuant to a private placement.

iii)	Issued 300,000 common shares upon exercise of 300,000 warrants of the Company for total proceeds of $30,000.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

17. SUBSEQUENT EVENTS (continued)

b)	In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three oil leases in north central Alberta, Canada (the “Transaction”). The Company and the vendor entered into various extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and a total deposit of $379,894 (C$500,000) was paid.

c)	In February 2019, the Company received a loan of $500,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

d)	In April 2019, the Company received a loan of $290,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 20 months.

e)	In May 2019, the Company received a loan of $270,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

f)	In July 2019, the Company received a loan of $275,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

18. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of errors relating to the valuation of shares issued in connection to the acquisitions of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) during the three months ended May 31, 2017. These shares should have been reported using the fair value of the shares on the date it was issued. This restatement was announced in the Company’s current report on Form 8-K filed on July 15, 2019.

The Company had measured the above acquisitions based on the par value of the shares issued to acquire the LLCs. The Company has determined that its common shares issued are traded in an active market and should have been recorded based on the quoted market price of the shares on the date it was issued. Therefore, the Company has revised its accounting to record the transactions based on the fair value of the shares issued.

The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar at which time the derivative was re-measured and derecognized. However, the Company continued to calculate the loss on fair value adjustment of derivative financial liabilities during the three months ended May 31, 2017.

The correction of the error is presented in the Company’s consolidated condensed interim balance sheet as at May 31, 2018 as follows:

Consolidated Balance Sheet	As at May 31, 2018
	As reported	Adjustment	As restated
	$	$	$
Oil and gas properties, full cost method	2,777,256	137,419,925	140,197,181
Deferred tax liabilities	-	(16,215,677)	(16,215,677)
Additional paid in capital	(18,437,779)	(138,676,753)	(157,114,532)
Obligation to issue shares	-	(5,400,000)	(5,400,000)
Accumulated deficit	14,934,685	22,872,504	37,807,189

No changes were made to the Company’s consolidated condensed interim statements of operations and statements of cashflows for the three months ended May 31, 2018.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2018

(Expressed in US dollars – Unaudited)

18. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The correction of the error is presented in the Company’s consolidated condensed interim balance sheet as at February 28, 2018 as follows:

Consolidated Balance Sheet	As at February 28, 2018
	As reported	Adjustment	As restated
	$	$	$
Oil and gas properties, full cost method	2,631,354	137,419,925	140,051,279
Deferred tax liabilities	-	(16,215,677)	(16,215,677)
Additional paid in capital	(17,879,597)	(138,676,753)	(156,556,350)
Obligation to issue shares	-	(5,400,000)	(5,400,000)
Accumulated deficit	14,650,095	22,872,504	37,522,599

The correction of the error is presented in the Company’s consolidated condensed interim statements of operations and statements of cashflows for the three months ended May 31, 2017 as follows:

Consolidated Statements of Operations	For the three months ended May 31, 2017
	As reported	Adjustment	As restated
Professional fees	91,179	(32,652)	58,527
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Loss on fair value adjustment of derivative financial liabilities	4,695,729	(4,695,729)	-
Loss before income tax	4,990,177	34,801,852	39,792,029
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss and comprehensive loss for the period	4,990,177	25,301,852	30,292,029
Basic and diluted loss per share	(0.07)	(0.33)	(0.40)

Consolidated Statements of Cash Flows	For the three months ended May 31, 2017
	As reported	Adjustment	As restated
	$	$	$
Loss and comprehensive loss for the period	(4,990,177)	(25,301,852)	(30,292,029)
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss on fair value adjustment of derivative financial liabilities	4,695,729	(4,695,729)	-
Expenditures on oil and gas properties	(411,827)	(32,652)	(379,175)
Non-cash transactions
Common stock issued for acquisitions	76,000	144,724,000	144,800,000
Oil and gas properties expenditures in accounts payable	-	19,311	19,311
Deferred tax on acquisitions	-	16,215,677	16,215,677

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

Under the Black Dragon Amendment, we agreed to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) rather than the original US$2.7 million based upon the following revised payment schedule:

●	$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged); and

●	the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by our Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid. Notwithstanding the foregoing: (a) the first US$1.5 million raised by our Company will be exempt from a 25% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Black Dragon Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $900,000 on or before September 1, 2017, $900,000 on or before March 1, 2018 and $800,000 on or before September 1, 2018.

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

Under the Rolling Rock Amendment, Rolling Rock has agreed to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) rather than the original $2.4 million based upon the following revised payment schedule:

●	$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged);

●	the balance of the Rolling Rock Cash Consideration by payment to the vendor of an amount equal to 25% of any funds received by our Company from any Financing upon the closing of each Financing until such amount is paid. Notwithstanding the foregoing: (a) the first $1.5 million raised by our Company will be exempt from a 25% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Rolling Rock Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $1.3 million on or before September 1, 2017, $500,000 on or before March 1, 2018 and $500,000 on or before September 1, 2018; and

●	after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 25% of any funds received by our company from any Financing until the Workover Funds are paid in full.

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

Under the Option Agreement, Asia Pacific and Nyi Nyi Lwin have agreed to grant to City of Gold, LLC the option (the “Option”) to purchase 100% of the ownership interest in a wholly-owned subsidiary of Asia Pacific (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar which covers an area of approximately 465 square kilometers in close proximity to hydropower, water, and infrastructure to accommodate exploration and development of the property (the “City of Gold Project”). City of Gold, LLC will be granted the Option upon satisfaction of the following:

●	Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 2, 2017 (completed);

●	Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to March 16, 2017 (completed);

●	Subscription of 976,753 units of Asia Pacific for a purchase price of $500,000 on or prior to April 28, 2017 (completed); and

●	Subscription of 2,930,261 units of Asia Pacific for a purchase price of $1,500,000 (the “Final Funding Tranche”), due within 60 days of issuance of an exploration license for the City of Gold Project by the Government of Myanmar (the “License”).

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended May 31, 2018 and 2017 which are included herein:

	For the three months ended
	May 31, 2018	May 31, 2017
Revenues	$-	$-
Expenses	$296,474	$259,556
Net loss	$(284,590)	$(30,292,029)

Revenues

During the three month period ended May 31, 2018, we did not generate any revenue (May 31, 2017 - $nil).

Expenses

Expenses increased during the three month period ended May 31, 2018 to $296,474 as compared to $259,556 during the three month period ended May 31, 2017.

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

For the three month period ended May 31, 2017, we recorded an impairment to right to the mineral exploration project of $30,030,233

Beginning on March 1, 2017, we changed our functional currency to US dollars for accounting purposes. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $2,590,477 on March 1, 2017 and recorded no further gain/loss on the fair value adjustment of derivative financial liability.

Liquidity and Capital Resources

Working Capital

	May 31, 2018	February 28, 2018
Current Assets	$176,774	$222,382
Current Liabilities	$1,284,049	$1,757,303
Working Capital (Deficiency)	$(1,107,275)	$(1,534,921)

We had cash of $13,616 and a working capital deficiency of $1,107,275 as of May 31, 2018 compared to cash of $176,895 and working capital deficiency of $1,534,921 as of February 28, 2018.

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

Cash Flows

	Three months ended May 31, 2018	Three months ended May 31, 2017
Net Cash Used in Operating Activities	$(144,453)	$(201,303)
Net Cash Used in Investing Activities	$(139,072)	$(1,455,719)
Net Cash Provided by Financing Activities	$120,246	$1,261,400
Net change in Cash	$(163,279)	$(395,622)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2018, compared to our cash used in operating activities for the three months ended May 31, 2017, decreased by $56,850, primarily due to decrease in non-cash working capital items in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2018, compared to our cash used in investing activities for the three months ended May 31, 2017, decreased by $1,316,647 due to investment in Asia Pacific and expenditures on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2018, compared to our cash provided by financing activities for the three months ended May 31, 2017, decreased by $1,141,154 due to decrease in issuance of share capital and repayment to related parties in the current period.

Contractual Obligations

Our future contractual obligations as of May 31, 2018 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Office leases	$29,090	$29,090	-	-	-
Note payable	$19,942	$19,942	-	-	-

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

Going Concern

Our interim financial statements and information for the period ended May 31, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $284,590 during the three month period ended May 31, 2018, and an accumulated deficit of $37,807,189 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended February 28, 2018, filed on June 28, 2018, as amended on July 11, 2018 and October 15, 2019.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $37,807,189 as at May 31, 2018. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

FORTEM RESOURCES INC.

By	/s/ Marc A. Bruner
Marc A. Bruner
Chief Executive Officer, President, Chairman and Director
(Principal Executive Officer)

Date:	October 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Marc A. Bruner
Marc A. Bruner
Chief Executive Officer, President, Chairman and Director
(Principal Executive Officer)

Date:	October 18, 2019

By	/s/ Robert DaCunha
Robert DaCunha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	October 18, 2019

By	/s/ Michael Caetano
Michael Caetano
Chief Operating Officer, Secretary, Treasurer and Director

Date:	October 18, 2019

By	/s/ Konstantine Vatskalis
Konstantine Vatskalis
Director

Date:	October 18, 2019

By	/s/ William Via
William Via
Director

Date:	October 18, 2019

By	/s/ Brett Matich
Brett Matich
Director

Date:	October 18, 2019

