Form 10-Q/A
period 2018-08-31
Fortem Resources Inc.
filed 2019-10-18
CIK 1382231

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

EXPLANATORY NOTE

Fortem Resources Inc. (“we”, our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarter Report on Form 10-Q for the three months ended August 31, 2018 (the “Original Filing”) filed on October 10, 2018. We are filing this Amendment to:

●	Restate our consolidated financial statements as of and for the six months ended August 31, 2018, as a result of an error in the initial measurement of the fair value of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) that were acquired in 2017 and the subsequent measurement of the fair value of the rights to the mineral exploration project acquired from the acquisition of City of Gold, LLC.

●	The Company had measured the above acquisitions based on the fair value of the assets acquired. However, we have subsequently determined that our common shares are traded in an active market and was the more reliably measurable determinant of fair value. Consequently, the Company has measured the acquisitions based on the quoted market price of the common shares issued to acquire the LLCs.

●	The re-measurement of the fair value of the LLCs acquisitions increased the book value of the rights of the mineral exploration project. The Company had determined that the rights to the mineral exploration project had met certain impairment indicators. As a result, the Company recorded an impairment to reflect the fair value of the rights to the mineral exploration project.

●	The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar at which time the derivative was re-measured and derecognized.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of August 31, 2018. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s acquisitions was a deficiency in its internal control over financial reporting resulting from the material weakness identified at August 31, 2018.

All other information included in our quarterly report on Form 10-Q for the quarter ended August 31, 2018 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after October 10, 2018, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2018

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - Unaudited)

	August 31, 2018	February 28, 2018
	$	$
	(Restated – Note 18)	(Restated – Note 18)
ASSETS
Current assets
Cash	589,420	176,895
Receivables	11,795	9,681
Prepaid expense (Note 9)	188,343	35,806
Loans receivable from related party (Notes 3 and 9)	108,830	-
Total current assets	898,388	222,382

Loans receivable from related party (Notes 3 and 9)	-	97,422
Deposit (Note 6)	43,462	43,961
Equipment (Note 5)	52,872	54,654
Investment in Asia Pacific Mining Ltd. (Note 4)	1,500,000	1,500,000
Right to the acquisition of mineral exploration project (Note 7)	1	1
Oil and gas properties, unproved, full cost method (Note 6)	140,386,905	140,051,279
Total assets	142,881,628	141,969,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 8)	861,774	731,638
Due to related parties (Note 9)	56,591	445,912
Related party loan payable (Note 9)	57,261	555,753
Note payable (Note 10)	19,942	19,942
Advance payable (Note 11)	-	4,058
Total current liabilities	995,568	1,757,303

Asset retirement obligation (Note 12)	28,153	28,352
Deferred taxes liability	16,215,677	16,215,677
Total liabilities	17,239,397	18,001,332
Stockholders’ equity
Capital stock (Note 13)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
120,771,156 common shares (117,872,458 at February 28, 2018)	120,770	117,873
Additional paid in capital	158,712,932	156,556,350
Obligation to issue shares (Note 6)	5,400,000	5,400,000
Share subscriptions receivable (Note 13)	-	(200,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(38,208,214)	(37,522,599)
Total stockholders’ equity	125,642,231	123,968,367
Total liabilities and stockholders’ equity	142,881,628	141,969,699

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - Unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2018	2017	2018	2017
	$	$	$	$
		(Restated – Note 18)		(Restated – Note 18)
General and administrative expenses
Accretion of asset retirement obligation (Note 12)	685	632	1,377	1,237
Consulting	136,160	19,537	281,023	37,790
Depreciation (Note 5)	891	867	1,782	1,696
Investor relation	4,152	300	8,937	13,284
Management fees	90,000	30,690	120,000	90,690
Office, travel and general	102,952	28,086	157,713	136,444
Professional fees	76,882	162,254	137,364	220,781

Loss from operations	(411,722)	(242,366)	(708,196)	(501,922)

Impairment to right to the mineral exploration project (Note 7)	-	-	-	(39,530,233)
Foreign exchange gain	7,980	33,330	6,641	19,449
Gain on settlement of debt (Note 11)	-	307	4,058	13,599
Interest income (Note 3)	2,717	69	13,413	129
Interest expense	-	(12,603)	(1,531)	(14,658)
Gain on write-off of accounts payable	-	8	-	352
Loss before income tax	(401,025)	(221,255)	(685,615)	(40,013,284)

Deferred tax recovery	-	-	-	9,500,000

Loss and comprehensive loss for the period	(401,025)	(221,255)	(685,615)	(30,513,284)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.32)

Weighted average number of basic and diluted common shares outstanding	119,895,069	115,884,698	119,436,873	95,395,280

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the six months ended August 31,
	2018	2017
	$	$
		(Restated – Note 18)
Cash flows used in operating activities
Loss and comprehensive loss for the period	(685,615)	(30,513,284)
Non-cash items
Accretion of asset retirement obligation	1,377	1,237
Depreciation	1,782	1,696
Gain on settlement of debt	(4,058)	(13,599)
Gain on write-off of accounts payable	-	(352)
Interest income accrued	(13,413)	(129)
Interest expense	1,508	2,055
Unrealized foreign exchange	928	59,850
Impairment to right to the mineral exploration project	-	39,530,233
Deferred tax recovery	-	(9,500,000)
Changes in non-cash working capital items
Receivable	(2,114)	14,388
Prepaid expenses	(152,537)	1,330
Accounts payable and accrued liabilities	183,376	181,820
Cash used in operating activities	(668,766)	(234,755)

Cash flows used in investing activities
Investments in Asia Pacific Mining Ltd.	-	(1,000,000)
Expenditures on oil and gas properties	(328,867)	(644,313)
Loan receivable	-	(99,135)
Cash used in investing activities	(328,867)	(1,743,448)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	1,250,000	1,354,801
Proceeds from warrants exercised	909,479	-
Share subscription receivable	200,000	100,000
Advances from third party	-	4,058
Net proceeds from (repaid to) related parties	(949,321)	205,526
Cash provided by financing activities	1,410,158	1,664,385

Change in cash	412,525	(313,818)
Cash, beginning of period	176,895	459,481
Cash, end of period	589,420	145,663
Non-cash transactions
Common stock issued for acquisitions	-	144,800,000
Advance payable for oil and gas properties	-	60,000
Obligation to issue shares for acquisitions	-	6,120,000
Deferred tax on acquisitions	-	16,215,677
Oil and gas properties expenditures in accounts payable	128,820	70,548

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

	Share Capital		Additional	Obligation	Share		Accumulated Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
			(Restated– Note 18)	(Restated– Note 18)		(Restated– Note 18)		(Restated– Note 18)
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(200,000)	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	25,000	25	49,975	-	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	-	-	-	-	509,479
Cash for share subscriptions	-	-	-	-	200,000	-	-	200,000
Loss for the period	-	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	157,114,532	5,400,000	-	(37,807,189)	(383,257)	124,443,256

Common stock issued for cash	600,000	600	1,199,400	-	-	-	-	1,200,000
Warrants exercised	1,000,000	1,000	399,000	-	-	-	-	400,000
Loss for the period	-	-	-	-	-	(401,025)	-	(401,025)
Balance, August 31, 2018	120,771,156	120,770	158,712,932	5,400,000	-	(38,208,214)	(383,257)	125,642,231

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

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $38,208,214.

The Company has restated its August 31, 2018 consolidated condensed interim financial statements as disclosed in Note 18.

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

3. LOANS RECEIVABLE FROM RELATED PARTY

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD$125,000) to a company related by virtue of a common director and significant shareholder. The loans bear interest at 10% per annum and mature between April and June 2019. The total amount receivable at August 31, 2018, including accrued interest is $108,830 (February 28, 2018 - $97,422).

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

5. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2018 and August 31, 2018	71,284
Depreciation:
At February 28, 2018	16,630
Charge for the period	1,782
At August 31, 2018	18,412
Net book value:
At February 28, 2018	54,654
At August 31, 2018	52,872

6. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	60,293,697	38,969,690	40,094,389	140,051,279

Acquisition	-	-	75,000	75,000	150,000
Exploration	7,176	17,633	75,136	85,681	185,626

Balance, August 31, 2018	700,679	60,311,330	39,119,826	40,255,070	140,386,905

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

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($175,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

6. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Rolling Rock Property (continued)

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2018	February 28, 2018
	$	$
Accounts payable	768,397	652,269
Accrued liabilities	93,377	79,369

	861,774	731,638

9. RELATED PARTY TRANSACTIONS

Due to related parties consist of the following:

	August 31, 2018	February 28, 2018
	$	$
Loan receivable from related party (Note 3)	108,830	97,422
Due from a company controlled by a director	146,559	-
Due to directors and officers of the Company	203,150	445,912

As at August 31, 2018, the Company made prepayments of $150,000 (February 28, 2018 - $nil) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at August 31, 2018, the Company had $nil (February 28, 2018 - $500,000) in note obligations owing to a company with a common director. The note payable was unsecured, with an interest of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at August 31, 2018, the Company has an accrued interest balance of $57,261 (February 28, 2018 - $55,753). During the six months end August 31, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

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

$
Balance, February 28, 2017	24,546
Foreign exchange adjustment	1,272
Accretion expense	2,534
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,576)
Accretion expense	1,377
Balance, August 31, 2018	28,153

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

13. SHARE CAPITAL (continued)

Year ended February 28, 2018 (continued)

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

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at August 31, 2018	750,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at August 31, 2018 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40*	500,000	March 9, 2019
0.40**	250,000	September 22, 2019
	750,000

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

A summary of the stock options outstanding and exercisable at August 31, 2018 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10*	2,300,000	November 3, 2020	7,797,000
* 300,000 options exercised subsequent to the period end

As at August 31, 2018, the remaining contractual life of the stock options outstanding was 2.18 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $3.49 per share as of August 31, 2018.

14. DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2017	$2,590,477
Reallocation of derivative liability to equity upon the change in functional currency	(2,590,477)
Balance, February 28, 2018 and August 31, 2018	$-

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

15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable from related party, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, amounts due to related parties, related party loan payable, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, therefor requiring an entity to develop its own assumptions about the assumption that market participants would use in pricing.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

16. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at August 31, 2018
	Canada	US	Total
	$	$	$
Deposit	43,462	-	43,462
Equipment	52,872	-	52,872
Oil and gas properties, full cost method	61,012,009	79,374,896	140,386,905
	61,108,343	79,374,896	140,483,239

	As at February 28, 2018
	Canada	US	Total
	$	$	$
Reclamation bonds	43,961	-	43,961
Property and equipment	54,654	-	54,654
Oil and gas properties, full cost method	60,987,200	79,064,079	140,051,279
	61,085,815	79,064,079	140,149,894

17. SUBSEQUENT EVENTS

a)	Subsequent to August 31, 2018, the Company:

a.	Issued 500,000 common shares upon exercise of 500,000 warrants of the Company for total proceeds of $200,000.

b.	Issued 300,000 common shares upon exercise of 300,000 warrants of the Company for total proceeds of $30,000.

b)	In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three Oil Leases (the “Oil Leases”) in north central Alberta, Canada (the “Transaction”). The Company and the vendor entered into various extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and a total deposit of $379,894 (C$500,000) was paid.

c)	In February 2019, the Company received a loan of $500,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

d)	In April 2019, the Company received a loan of $290,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 20 months.

e)	In May 2019, the Company received a loan of $270,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

f)	In July 2019, the Company received a loan of $275,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

18. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of errors relating to the valuation of shares issued in connection to the acquisitions of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) during the six months ended August 31, 2017. These shares should have been reported using the fair value of the shares on the date it was issued. This restatement was announced in the Company’s current report on Form 8-K filed on July 15, 2019. In addition, the Company determined there were impairment indicators and wrote down the rights to the mineral exploration project to $1. As a result, the Company recorded an impairment of rights to the mineral exploration project of $39,530,233 and a deferred tax liability recovery of $9,500,000, for a net write off of $30,030,233.

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

The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar at which time the derivative was re-measured and derecognized. However, the Company continued to calculate the loss on fair value adjustment of derivative financial liabilities during the six months ended August 31, 2017.

The correction of the error is presented in the Company’s consolidated condensed interim balance sheet as at August 31, 2018 as follows:

Consolidated Balance Sheet	As at August 31, 2018
	As reported	Adjustment	As restated
	$	$	$
Oil and gas properties, full cost method	2,966,980	137,419,925	140,386,905
Deferred tax liabilities	-	(16,215,677)	(16,215,677)
Additional paid in capital	(20,036,179)	(138,676,753)	(158,712,932)
Obligation to issue shares	-	(5,400,000)	(5,400,000)
Accumulated deficit	15,335,710	22,872,504	38,208,214

No changes were made to the Company’s consolidated condensed interim statements of operations and statements of cashflows for the three and six months ended August 31, 2018.

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

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2018

(Expressed in US dollars – Unaudited)

18. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The correction of the error is presented in the Company’s consolidated condensed interim statements of operations for the three and six months ended August 31, 2017 as follows:

Consolidated Statements of Operations	For the three months ended August 31, 2017
	As reported	Adjustment	As restated
Loss on fair value adjustment of derivative financial liabilities	1,629,348	(1,629,348)	-
Loss before income tax	1,850,603	(1,629,348)	221,255
Loss and comprehensive loss for the period	1,850,603	(1,629,348)	221,255
Basic and diluted loss per share	(0.02)	0.02	(0.00)

Consolidated Statements of Operations	For the six months ended August 31, 2017
	As reported	Adjustment	As restated
Professional fees	253,433	(32,652)	220,781
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Loss on fair value adjustment of derivative financial liabilities	6,325,077	(6,325,077)	-
Loss before income tax	6,840,780	33,172,504	40,013,284
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss and comprehensive loss for the period	6,840,780	23,672,504	30,513,284
Basic and diluted loss per share	(0.07)	(0.25)	(0.32)

The correction of the error is presented in the Company’s consolidated condensed interim statements of cashflows for the six months ended August 31, 2017 as follows:

Consolidated Statements of Cash Flows	For the six months ended August 31, 2017
	As reported	Adjustment	As restated
	$	$	$
Loss and comprehensive loss for the period	(6,840,780)	(23,672,504)	(30,513,284)
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss on fair value adjustment of derivative financial liabilities	6,325,077	(6,325,077)	-
Expenditures on oil and gas properties	(611,661)	(32,652)	(644,313)
Non-cash transactions
Common stock issued for acquisitions	76,000	144,724,000	144,800,000
Oil and gas properties expenditures in accounts payable	-	70,548	70,548
Deferred tax on acquisitions	-	16,215,677	16,215,677

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

●	September 29, 2028
●	January 26, 2029
●	March 9, 2029

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2018 and 2017 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Oil and gas sales	$-	$-	$-	$-
Expenses	$411,722	$242,366	$708,196	$501,922
Net loss	$(401,025)	$(221,255)	$(685,615)	$(30,513,284)

Revenues

During the six month period ended August 31, 2018, we did not generate any revenue (August 31, 2017 - $nil).

Expenses

Expenses increased during the three month period ended August 31, 2018 to $411,722 as compared to $242,366 during the three month period ended August 31, 2017.

The table below details the changes in major expenditures for the three months ended August 31, 2018 as compared to the corresponding three months ended August 31, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $116,623	Increase due to consulting fees related to the oil and gas properties in Canada and US.

Management fees	Increase of $59,310	Increase due to management fees and signing bonus to the CEO beginning August 2018.

Office, travel and general expenses	Increase of $74,866	Increase due to more corporate activities, new office lease, more travel expenses due to site visits and marketing.

Professional fees	Decrease of $85,372	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

Expenses increased during the six month period ended August 31, 2018 to $708,196 as compared to $501,922 during the six month period ended August 31, 2017.

The table below details the changes in major expenditures for the six months ended August 31, 2018 as compared to the corresponding six months ended August 31, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $243,233	Increase due to consulting fees related to the oil and gas properties in Canada and US.

Management fees	Increase of $29,310	Increase due to management fees and signing bonus to the CEO beginning August 2018.

Office, travel and general expenses	Increase of $21,269	Increase due to more corporate activities, new office lease, more travel expenses due to site visits and marketing.

Professional fees	Decrease of $83,417	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

For the six month period ended August 31, 2017, we recorded an impairment to right to the mineral exploration project of $30,030,233

Beginning on March 1, 2017, we changed our functional currency to US dollars for accounting purposes. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $2,570,477 on March 1, 2017 and recorded no further gain/loss on the fair value adjustment of derivative financial liability.

Liquidity and Capital Resources

Working Capital

	August 31, 2018	February 28, 2018
Current Assets	$898,388	$222,382
Current Liabilities	$995,568	$1,757,303
Working Capital (Deficiency)	$(97,180)	$(1,534,921)

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

Cash Flows

	Six months ended August 31, 2018	Six months ended August 31, 2017
Net Cash Used in Operating Activities	$(668,766)	$(234,755)
Net Cash Used in Investing Activities	$(328,867)	$(1,743,448)
Net Cash Provided by Financing Activities	$1,410,158	$1,664,385
Net change in Cash	$412,525	$(313,818)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2018, compared to our cash used in operating activities for the six months ended August 31, 2017, increased by $434,011, primarily due to increase in general and administrative expenses in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2018, compared to our cash used in investing activities for the six months ended August 31, 2017, decreased by $1,414,581 due to investment in Asia Pacific and higher expenditures on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2018, compared to our cash provided by financing activities for the six months ended August 31, 2017, decreased by $254,227, primarily due to repayment to related parties in the current period.

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

Going Concern

Our interim financial statements and information for the period ended August 31, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $685,615 during the six month period ended August 31, 2018, and an accumulated deficit of $38,208,214 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $38,208,214 as at August 31, 2018. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

