Form 10-Q/A
period 2018-11-30
Fortem Resources Inc.
filed 2019-10-18
CIK 1382231

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

EXPLANATORY NOTE

Fortem Resources Inc. (“we”, our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarter Report on Form 10-Q for the three months ended November 30, 2018 (the “Original Filing”) filed on January 9, 2019. We are filing this Amendment to:

●	Restate our consolidated financial statements as of and for the nine months ended November 30, 2018, as a result of an error in the initial measurement of the fair value of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) that were acquired in 2017 and the subsequent measurement of the fair value of the rights to the mineral exploration project acquired from the acquisition of City of Gold, LLC.

●	The Company had measured the above acquisitions based on the fair value of the assets acquired. However, we have subsequently determined that our common shares are traded in an active market and was the more reliably measurable determinant of fair value. Consequently, the Company has measured the acquisitions based on the quoted market price of the common shares issued to acquire the LLCs.

●	The re-measurement of the fair value of the LLCs acquisitions increased the book value of the rights of the mineral exploration project. The Company had determined that the rights to the mineral exploration project had met certain impairment indicators. As a result, the Company recorded an impairment to reflect the fair value of the rights to the mineral exploration project.

●	The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar at which time the derivative was re-measured and derecognized.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of November 30, 2018. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s acquisitions was a deficiency in its internal control over financial reporting resulting from the material weakness identified at November 30, 2018.

All other information included in our quarterly report on Form 10-Q for the quarter ended November 30, 2018 has not been amended. Except for the matters described above, this amendment does not modify or update disclosures in the originally filed quarterly report on Form 10-Q, or reflect events occurring after January 9, 2019, which is the date of the filing of the originally filed quarterly report on Form 10-Q.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2018

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - Unaudited)

	November 30, 2018	February 28, 2018
	$	$
	(Restated – Note 19)	(Restated – Note 19)
ASSETS
Current assets
Cash	60,070	176,895
Receivables	11,915	9,681
Prepaid expenses (Note 9)	121,761	35,806
Loans receivable from related party (Notes 3 and 9)	106,150
Due from related parties (Note 9)	162,387	-
Total current assets	462,283	222,382

Loans receivable from related party (Notes 3 and 9)	-	97,422
Deposit (Note 6)	42,846	43,961
Equipment (Note 5)	51,981	54,654
Investment in Asia Pacific Mining Ltd. (Note 4)	1,500,000	1,500,000
Deferred acquisition costs (Note 15)	229,994	-
Right to the acquisition of mineral exploration project (Note 7)	1	1
Oil and gas properties, full cost method (Note 6)	140,524,774	140,051,279
Total assets	142,811,879	141,969,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	860,946	731,638
Due to related parties (Note 9)	223,731	445,912
Related party loan payable (Note 9)	57,261	555,753
Note payable (Note 10)	19,942	19,942
Advance payable (Note 11)	-	4,058
Total current liabilities	1,161,880	1,757,303

Advance payable (Note 11)	100,000	-
Asset retirement obligation (Note 12)	28,979	28,352
Deferred taxes liability	16,215,677	16,215,677
Total liabilities	17,506,536	18,001,332

Stockholders’ equity
Share capital (Note 13)
Authorized: 750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,071,156 common shares (117,872,458 at February 28, 2018)	122,070	117,873
Additional paid in capital	160,541,632	156,556,350
Obligation to issue shares (Note 6)	3,600,000	5,400,000
Share subscriptions receivable	-	(200,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(38,575,102)	(37,522,599)
Total stockholders’ equity	125,305,343	123,968,367
Total liabilities and stockholders’ equity	142,811,879	141,969,699

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - Unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2018	2017	2018	2017
	$	$	$	$
		(Restated – Note 19)		(Restated – Note 19)
General and administrative expenses
Accretion of asset retirement obligation (Note 12)	685	649	2,062	1,886
Consulting	75,578	99,940	356,601	137,730
Depreciation (Note 5)	891	891	2,673	2,587
Investor relation	26,197	4,034	35,134	17,318
Management fees	90,000	30,000	210,000	120,690
Office, travel and general	74,070	108,948	231,783	245,392
Professional fees	92,293	71,053	229,657	291,834

Loss from operations	(359,714)	(315,515)	(1,067,910)	(817,437)

Impairment to right to the mineral exploration project (Note 7)	-	-	-	(39,530,233)
Foreign exchange gain (loss)	(9,053)	(4,168)	(2,412)	15,281
Gain on settlement of debt (Note 11)	-	-	4,058	13,599
Interest income (Note 3)	1,879	94	15,292	575
Interest expense	-	(12,908)	(1,531)	(27,566)
	(7,174)	(16,982)	15,407	(39,528,344)

Loss before income tax	(366,888)	(332,497)	(1,052,503)	(40,345,781)

Deferred tax recovery	-	-	-	9,500,000

Loss and comprehensive loss for the period	(366,888)	(332,497)	(1,052,503)	(30,845,781)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.30)

Weighted average number of basic and diluted common shares outstanding	121,362,365	116,575,577	120,074,036	102,404,033

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the nine months ended November 30,
	2018	2017
	$	$
		(Restated – Note 19)
Cash flows used in operating activities
Loss and comprehensive loss for the period	(1,052,503)	(30,845,781)
Non-cash items
Accretion of asset retirement obligation	2,062	1,886
Depreciation	2,673	2,587
Gain on settlement of debt	(4,058)	(13,599)
Interest income accrued	(15,291)	(575)
Interest expense	1,508	27,123
Impairment to right to the mineral exploration project	-	39,530,233
Deferred tax recovery	-	(9,500,000)
Unrealized foreign exchange	6,243	(1,471)
Changes in non-cash working capital items
Receivable	(2,234)	15,624
Prepaid expenses	(85,955)	(15,974)
Accounts payable and accrued liabilities	246,870	219,855
Cash used in operating activities	(900,685)	(580,092)
Cash flows used in investing activities
Deposit on oil and gas properties	-	(9,079)
Investments	-	(1,000,000)
Expenditures on oil and gas properties	(501,057)	(715,499)
Deferred acquisition costs	(229,994)	-
Loan receivable	-	(99,135)
Cash used in investing activities	(731,051)	(1,823,713)
Cash flows from financing activities
Issuance of share capital, net of issuance costs	1,250,000	1,915,001
Proceeds from warrants exercised	909,479	-
Proceeds from options exercised	30,000	-
Finders’ fees	-	(95,200)
Share subscription receivable	200,000	-
Advances payable	100,000	4,058
Net proceeds from (repaid to) related parties	(974,568)	221,828
Cash provided by financing activities	1,514,911	2,045,687

Change in cash	(116,825)	(358,118)
Cash, beginning of period	176,895	459,481
Cash, end of period	60,070	101,363
Non-cash transactions
Common stock issued for obligation to issue shares	1,800,000	-
Common stock issued for acquisitions	-	146,050,000
Common stock issued for debt settlement	-	60,000
Advance payable for oil and gas properties	-	60,000
Oil and gas properties expenditures in accounts payable	94,499	93,173
Obligation to issue shares for acquisitions	-	6,120,000
Deferred tax on acquisitions	-	16,215,677

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

							Accumulated
	Share Capital		Additional	Obligation	Share		Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
			(Restated– Note 19)	(Restated– Note 19)		(Restated– Note 19)		(Restated– Note 19)
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(200,000)	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	25,000	25	49,975	-	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	-	-	-	-	509,479
Cash for share subscriptions	-	-	-	-	200,000	-	-	200,000
Loss for the period	-	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	157,114,532	5,400,000	-	(37,807,189)	(383,257)	124,443,256

Common stock issued for cash	600,000	600	1,199,400	-	-	-	-	1,200,000
Warrants exercised	1,000,000	1,000	399,000	-	-	-	-	400,000
Loss for the period	-	-	-	-	-	(401,025)	-	(401,025)
Balance, August 31, 2018	120,771,156	120,770	158,712,932	5,400,000	-	(38,208,214)	(383,257)	125,642,231

Common stock issued for obligation to issue shares	1,000,000	1,000	1,799,000	(1,800,000)	-	-	-	-
Options exercised	300,000	300	29,700	-	-	-	-	30,000
Loss for the period	-	-	-	-	-	(366,888)	-	(366,888)
Balance, November 30, 2018	122,071,156	122,070	160,541,632	3,600,000	-	(38,575,102)	(383,257)	125,305,343

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

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2018, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $38,575,102.

The Company has restated its November 30, 2018 consolidated condensed interim financial statements as disclosed in Note 19.

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

3. LOANS RECEIVABLE FROM RELATED PARTY

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD$125,000) to a company related by virtue of a common officer. The loans bear interest at 10% per annum. The total amount receivable at November 30, 2018, including accrued interest is $106,150 (February 28, 2018 - $97,422).

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

5. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2018 and November 30, 2018	71,284
Depreciation:
At February 28, 2018	16,630
Charge for the period	2,673
At November 30, 2018	19,303
Net book value:
At February 28, 2018	54,654
At November 30, 2018	51,981

6. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	60,293,697	38,969,690	40,094,389	140,051,279

Acquisition	-	-	100,000	100,000	200,000
Exploration	8,323	17,633	82,794	164,745	273,495

Balance, November 30, 2018	701,826	60,311,330	39,152,484	40,359,134	140,524,774

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

In November 2017, the Company issued 30,000 shares at a value of $60,000 to settle the milestone payments of $60,000. During the period ended November 30, 2018, the Company issued 1,000,000 common shares to one of the vendors of Colony which holds rights in the Godin Property and is obligated to issue 2,000,000 common shares to one of the vendors.

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

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

6. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Black Dragon Property (continued)

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of two new wells, each well with a horizontal leg extending at least 2,000 feet in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before May 1, 2020, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

During the year ended February 28, 2018, in connection with the acquisition of City of Gold, LLC, the Company allocated $39,530,234 to the rights to the acquisition of mineral exploration project. The Company determined that there were impairment indicators and wrote down the rights to $1. As a result, the Company recorded an impairment of rights to the mineral exploration project of $39,530,233 and a deferred tax liability recovery of $9,500,000.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2018	February 28, 2018
	$	$
Accounts payable	822,718	652,269
Accrued liabilities	38,228	79,369

	860,946	731,638

9. RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	November 30, 2018	February 28, 2018
	$	$
Loans receivable from related party (Note 3)	106,150	-
Due from a company controlled by a director	162,387	-
Due to directors and officers of the Company	223,731	445,912

As at November 30, 2018, the Company made prepayments of $90,000 (February 28, 2018 - $nil) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at November 30, 2018, the Company had $nil (February 28, 2018 - $500,000) in note obligations owing to a company with a common director. The note payable was unsecured, with an interest of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at November 30, 2018, the Company has an accrued interest balance of $57,261 (February 28, 2018 - $55,753). During the nine months end November 30, 2018, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058.

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

During the nine months ended November 30, 2018, the Company received an advance of $100,000 (C$130,000). As at November 30, 2018, the Company had $100,000 (February 28, 2018 - $nil) due to a third party. The long term advance payable was unsecured, with an interest of 10% per annum and due on or before August 31, 2020.

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

$
Balance, February 28, 2017	24,546
Foreign exchange adjustment	1,272
Accretion expense	2,534
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,435)
Accretion expense	2,062
Balance, November 30, 2018	28,979

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

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

13. SHARE CAPITAL (continued)

Nine months ended November 30, 2018 (continued)

In October 2018, the Company issued 1,000,000 shares with a value of $1,800,000 for obligation to issue shares in connection to the acquisition of Colony.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

13. SHARE CAPITAL (continued)

Stock Options (continued)

A summary of the stock options outstanding and exercisable at November 30, 2018 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$
$0.10	2,000,000	November 3, 2020	4,640,000

As at November 30, 2018, the remaining contractual life of the stock options outstanding was 1.93 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $2.42 per share as of November 30, 2018.

14. DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

Balance, February 28, 2017	$2,590,477
Reallocation of derivative liability to equity upon the change in functional currency	(2,590,477)
Balance, February 28, 2018 and November 30, 2018	$-

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

As consideration for the oil leases, the Company has agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. Subsequent to November 30, 2018, the Company and the vendor entered into various extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and a total deposit of $379,894 (C$500,000) was paid.

16. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, deposit, loan receivable from related party, due from related parties, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, due to related parties, related party loan payable, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

17. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at November 30, 2018
	Canada	US	Total
	$	$	$
Deposit	42,846	-	42,846
Equipment	51,981	-	51,981
Oil and gas properties, full cost method	61,013,156	79,511,618	140,524,774
	61,107,983	79,511,618	140,619,601

	As at February 28, 2018
	Canada	US	Total
	$	$	$
Deposit	43,961	-	43,961
Property and equipment	54,654	-	54,654
Oil and gas properties, full cost method	60,987,200	79,064,079	140,051,279
	61,085,815	79,064,079	140,149,894

18. SUBSEQUENT EVENTS

a)	Subsequent to November 30, 2018, the Company:

	a.	Issued 500,000 common shares upon exercise of 500,000 warrants of the Company for total proceeds of $200,000.

b)	In February 2019, the Company received a loan of $500,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

c)	In April 2019, the Company received a loan of $290,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 20 months.

d)	In May 2019, the Company received a loan of $270,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

e)	In July 2019, the Company received a loan of $275,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

19. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of errors relating to the valuation of shares issued in connection to the acquisitions of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”) during the nine months ended November 30, 2017. These shares should have been reported using the fair value of the shares on the date it was issued. This restatement was announced in the Company’s current report on Form 8-K filed on July 15, 2019. In addition, the Company determined there were impairment indicators and wrote down the rights to the mineral exploration project to $1. As a result, the Company recorded an impairment of rights to the mineral exploration project of $39,530,233 and a deferred tax liability recovery of $9,500,000.

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

The correction of the error is presented in the Company’s consolidated condensed interim balance sheet as at November 30, 2018 as follows:

Consolidated Balance Sheet	As at November 30, 2018
	As reported	Adjustment	As restated
	$	$	$
Oil and gas properties, full cost method	5,604,848	134,919,926	140,524,774
Deferred tax liabilities	-	(16,215,677)	(16,215,677)
Additional paid in capital	(22,564,879)	(137,976,753)	(160,541,632)
Obligation to issue shares	-	(3,600,000)	(3,600,000)
Accumulated deficit	15,702,598	22,872,504	38,575,102

No changes were made to the Company’s consolidated condensed interim statements of operations and statements of cashflows for the three and nine months ended November 30, 2018.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2018

(Expressed in US dollars – Unaudited)

19. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The correction of the error is presented in the Company’s consolidated condensed interim statements of operations for the three and nine months ended November 30, 2017 as follows:

Consolidated Statements of Operations	For the three months ended November 30, 2017
	As reported	Adjustment	As restated

Consulting fees	899,940	(800,000)	99,940
Loss before income tax	1,132,497	(800,000)	332,497
Loss and comprehensive loss for the period	1,132,497	(800,000)	332,497
Basic and diluted loss per share	(0.01)	0.01	(0.00)

Consolidated Statements of Operations	For the nine months ended November 30, 2017
	As reported	Adjustment	As restated
Consulting fees	937,730	(800,000)	137,730
Professional fees	324,486	(32,652)	291,834
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Loss on fair value adjustment of derivative financial liabilities	6,325,077	(6,325,077)	-
Loss before income tax	7,973,277	32,372,504	40,345,781
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss and comprehensive loss for the period	7,973,277	22,872,504	30,845,781
Basic and diluted loss per share	(0.08)	(0.22)	(0.30)

The correction of the error is presented in the Company’s consolidated condensed interim statements of cashflows for the nine months ended November 30, 2017 as follows:

Consolidated Statements of Cash Flows	For the nine months ended November 30, 2017
	As reported	Adjustment	As restated
	$	$	$
Loss and comprehensive loss for the period	(7,973,277)	(22,872,504)	(30,845,781)
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss on fair value adjustment of derivative financial liabilities	6,325,077	(6,325,077)	-
Consulting fees	800,000	(800,000)	-
Expenditures on oil and gas properties	(682,847)	(32,652)	(715,499)
Non-cash transactions
Common stock issued for acquisitions	76,000	145,974,000	146,050,000
Oil and gas properties expenditures in accounts payable	-	93,173	93,173
Deferred tax on acquisitions	-	16,215,677	16,215,677

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2018 and 2017 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Oil and gas sales	$-	$-	$-	$-
Expenses	$359,714	$315,515	$1,067,910	$817,437
Net loss	$(366,888)	$(332,497)	$(1,052,503)	$(30,845,781)

Revenues

During the nine month period ended November 30, 2018, we did not generate any revenue (November 30, 2017 - $nil).

Expenses

Expenses decreased during the three month period ended November 30, 2018 to $359,714 as compared to $315,515 during the three month period ended November 30, 2017.

The table below details the changes in major expenditures for the three months ended November 30, 2018 as compared to the corresponding three months ended November 30, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $24,362	Decrease in the current period as more consulting fees related to the oil and gas properties in Canada and US in the comparative period of 2017.

Management fees	Increase of $60,000	Increase due to management fees paid to the CEO beginning August 2018.

Office, travel and general expenses	Decrease of $34,878	Decrease due to less corporate activities, and less travel expenses for site visits and marketing.

Professional fees	Increase of $21,240	Increased in the current period as more professional services were used for corporate filings, accounting, and professional services.

Expenses decreased during the nine month period ended November 30, 2018 to $1,067,910 as compared to $817,437 during the nine month period ended November 30, 2017.

The table below details the changes in major expenditures for the nine months ended November 30, 2018 as compared to the corresponding nine months ended November 30, 2017:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $218,871	Increased due to more consulting fees related to the oil and gas properties in Canada and US.

Management fees	Increase of $89,310	Increase due to management fees and signing bonus to the CEO beginning August 2018.

Office, travel and general expenses	Decrease of $13,609	Decrease due to less corporate activities and less travel expenses for site visits and marketing.

Professional fees	Decrease of $62,177	Decrease in the current period as more professional services were used for corporate filings, accounting, and professional services for the acquisitions in the prior period.

For the nine month period ended November 30, 2017, we recorded an impairment to right to the mineral exploration project of $39,530,233

Beginning on March 1, 2017, we changed our functional currency to US dollars for accounting purposes. As a result, we reallocated the fair value of the derivative liability to equity in the amount of $2,590,477 on March 1, 2017 and recorded no further gain/loss on the fair value adjustment of derivative financial liability.

Liquidity and Capital Resources

Working Capital

	November 30, 2018	February 28, 2018
Current Assets	$462,283	$222,382
Current Liabilities	$1,161,880	$1,757,303
Working Capital (Deficiency)	$(699,597)	$(1,534,921)

We had cash of $60,070 and a working capital deficiency of $699,597 as of November 30, 2018 compared to cash of $176,895 and working capital deficiency of $1,534,921 as of February 28, 2018.

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

Cash Flows

	Nine months ended November 30, 2018	Nine months ended November 30, 2017
Net Cash Used in Operating Activities	$(900,685)	$(580,092)
Net Cash Used in Investing Activities	$(731,051)	$(1,823,713)
Net Cash Provided by Financing Activities	$1,514,911	$2,045,687
Net change in Cash	$(116,825)	$(358,118)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2018, compared to our cash used in operating activities for the nine months ended November 30, 2017, increased by $320,593, primarily due to increase in general and administrative expenses and deposits paid for the Oil Leases in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2018, compared to our cash used in investing activities for the nine months ended November 30, 2017, decreased by $1,092,662 due to investment in Asia Pacific and higher expenditures on oil and gas properties in the prior period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2018, compared to our cash provided by financing activities for the nine months ended November 30, 2017, decreased by $530,776, primarily due to repayment to related parties in the current period.

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

Going Concern

Our interim financial statements and information for the period ended November 30, 2018, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $1,052,503 during the nine month period ended November 30, 2018, and an accumulated deficit of $38,575,102 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $38,575,102 as at November 30, 2018. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

