Form 10-K
period 2019-02-28
Fortem Resources Inc.
filed 2019-10-18
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2019

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

Suite 820, 906 12th Avenue S.W.
Calgary, Alberta, Canada T2R 1K7

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (403) 241-8912

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
Nil	N/A	N/A

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

43,329,489 shares of common stock at a price of $3.49 per share for an aggregate market value of $151,219,917.

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

As used in this annual report on Form 10-K, the terms “we”, “us” “our”, the “Company” and “Fortem” mean Fortem Resources Inc. and its wholly-owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC, unless otherwise specified.

Recent Developments

Effective at the opening on August 23, 2018, shares of our common stock were approved for trading on the TSX Venture Exchange in Canada under the symbol “FTM”. We were approved for listing as a Tier 2 Oil and Gas Reserves Issuer.

On August 23, 2018, we appointed Konstantine Vatskalis, Sandra Perry, William Via and Brett Matich as directors of the Company and Robert DaCunha resigned as a director of the Company. The Company’s board of directors was comprised of Marc Bruner, Michael Caetano, Konstantine Vatskalis, Sandra Perry, William Via and Brett Matich.

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

As consideration for the Oil Leases, we agreed to pay a purchase price of CDN$3,000,000 plus applicable GST, CDN$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction was expected to occur on November 15, 2018 with an option to extend the closing date 60 days upon payment of an additional deposit of CDN$100,000. In November 2018, the Company exercised the option and extended the closing of the Transaction to January 14, 2019 with a payment of CDN$100,000. In December 2018, March, June, and September 2019, the Company and the vendor entered into extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and the deposit increased by an additional CDN$200,000 which was paid. We anticipate that the transaction will constitute an Exempt Transaction in accordance with the policies of the TSX Venture Exchange. The Agreement was entered into on September 26, 2018 but is effective as of August 1, 2018.

In addition to the Oil Leases, upon closing of the Transaction, we will also obtain all rights, titles and interests to certain wells and facilities (as set out in the Agreement) located on the Oil Leases. The expiry dates for the three Oil Leases are as follows:

●	September 29, 2028;
●	January 26, 2029; and
●	March 9, 2029

On July 2, 2019, Sandra Perry resigned as a director of our Company.

On September 23, 2019, the Company entered into a non-binding term sheet with an arm’s length party (the “Farmee”), pursuant to which the parties agreed to farm-out a portion of the Rolling Rock Property, and to establish a joint venture, subject to the entry of a definitive transaction agreement. Pursuant to the term sheet, the Farmee will commit up to $15,000,000 (the “Commitment Amount”) in up to ten tranches (each, a “Tranche”) in exchange for a 100% operating interest in certain wells located on the Rolling Rock Property (the “Operating Interest”). Upon full payout of the Commitment Amount, the Company will be entitled to a 20% interest in the income generated from the Farmee’s activities, which interest shall be increased to 25% following a 2.0x return of capital of the Farmee’s investment (the “Carry Structure”). The Operating Interest will be conveyed to the Farmee upon the execution of the Definitive Agreement for the Obligation Tranche and upon affirmative election by the Farmee to proceed with any Subsequent Tranche.

A subsidiary of the Farmee, in collaboration with the Company and Rolling Rock, is anticipated to be the operator upon formation of the joint venture in regards to the participating wells. All costs related to the wellbores subsequent to re-entry, including plugging and abandonment costs, will be borne in proportion to the carry structure at the time of commencement of wellbore operations. No additional midstream fees are to be charged by the Company, Rolling Rock, any related party or affiliate thereof to the Farmee that are in excess of, or including a margin on top of the necessary operating expenses incurred to gather, compress, process, dehydrate, treat, and/or transport gas to sale. The joint venture and all gas produced as a direct result of the Farmee, the Company and Rolling Rock’s activities will have primary service that takes precedent over any third party gas produce from the subject wells.

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

Compeer Oil and Gas Operations

As of February 28, 2019, we have incurred $720,060 in exploration costs to drill, complete and equip the Test Well. We also recorded $29,272 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at October 15, 2019, it is too early to provide stabilized production forecasts.

Future Development Costs for Compeer

During fiscal 2019/2020, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

Colony Energy

On April 7, 2017, we entered into and closed two Membership Interest Purchase Agreements with three vendors to acquire all the membership interests of Colony Energy, LLC (“Colony Energy”), a Nevada limited liability company. Colony Energy holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in 20 contiguous sections totaling 12,960 acres located in the Godin area of northern Alberta.

The Company intends to develop the Godin Project in three phases beginning with a four well vertical, followed by a four section pad development of 10 wells per pad/per section. Phase 3 is intended to be the full development of 20 sections.

In consideration for the acquisition of Colony Energy, we issued an aggregate of 21,000,000 shares of our common stock to the three vendors on the closing date and agreed to issue an additional 3,000,000 shares on a post-closing basis with 1,000,000 shares to be issued to one of the vendors on the first (issued), second and third anniversaries of the closing date.

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

Black Dragon

On April 12 2017, we entered into and closed a Membership Interest Purchase Agreement (the “Black Dragon MPA”) with two vendors to acquire all membership interest of Black Dragon Energy, LLC (“Black Dragon”), a Nevada limited liability company. Black Dragon has the right to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 165,000 acres (258 sections) at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah.

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

Under the Black Dragon Amendment, we agreed to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) rather than the original US$2.7 million based upon the following revised payment schedule:

●	$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged); and

●	the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 12.5% of any funds received by our Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid. Notwithstanding the foregoing: (a) the first US$1.5 million raised by our Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Black Dragon Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $900,000 on or before September 1, 2017, $900,000 on or before March 1, 2018 and $800,000 on or before September 1, 2018.

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

On August 16, 2018, but effective as of March 1, 2017, we entered into a third amendment to purchase and sale agreement (the “Black Dragon Third Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Third Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until October 1, 2019.

On May 16, 2019, but effective as of March 1, 2017, we entered into a fourth amendment to purchase and sale agreement (the “Black Dragon Fourth Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Fourth Amendment has the effect of:

●	postponing payment of the remaining US$3.8 million owed under the Black Dragon PSA relating to the Moenkopi Formation until receipt of the proceeds of one or more financings by the Company, in which case the Company must pay 12.5% of the proceeds of each financing close until payment in full;

●	extending the outside date of full payment of the remaining US$3.8 million to May 1, 2020 (the “Black Dragon Payment Deadline”);

●	extending the “Obligation Deadline” for drilling obligations to May 1, 2020;

●	requiring the Company to re-enter and perform workover operations reasonably aimed at cleaning out the bore of the Wellington Flats Well and restoring that well to production on or prior to May 1, 2020; and

●	extending the deadline for bond replacement to July 1, 2019.

In consideration of the various extensions provided for under the Black Dragon Fourth Amendment, the Company has agreed to issue 300,000 common shares to the vendor at a deemed price of $1.50 per common share.

Carry Obligation

Under the Black Dragon PSA, and in addition to the cash consideration, Black Dragon has agreed to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Black Dragon pays the full cash consideration set out above or (ii) the date that Black Dragon pays all costs and expenses for the drilling, logging, testing and completion two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). Black Dragon is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before May 1, 2020, failing which, Black Dragon’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

Rolling Rock

On April 17, 2017, we entered into and closed a Membership Interest Purchase Agreement with two vendors to acquire 100% membership interest of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right to acquire a 50% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits totaling approximately 101,888 acres (160 sections) at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah.

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

Under the Rolling Rock Amendment, Rolling Rock has agreed to pay the vendor cash consideration totaling $3.6 million (the “Rolling Rock Cash Consideration”) rather than the original $2.4 million based upon the following revised payment schedule:

●	$100,000 as a non-refundable deposit within 5 business days of closing (completed and unchanged);

●	the balance of the Rolling Rock Cash Consideration by payment to the vendor of an amount equal to 12.5% of any funds received by our Company from any Financing upon the closing of each Financing until such amount is paid. Notwithstanding the foregoing: (a) the first $1.5 million raised by our Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Rolling Rock Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $1.3 million on or before September 1, 2017, $500,000 on or before March 1, 2018 and $500,000 on or before September 1, 2018; and

●	after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 12.5% of any funds received by our company from any Financing until the Workover Funds are paid in full.

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

On August 16, 2018, but effective as of March 1, 2017, we entered into a fourth amendment to purchase and sale agreement (the “Rolling Rock Fourth Amendment”), which amended the terms of the Rolling Rock PSA. The Rolling Rock Fourth Amendment has the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until October 1, 2019.

On May 16, 2019, but effective as of March 1, 2017, we entered into a fifth amendment to purchase and sale agreement (the “Rolling Rock Fifth Amendment”), which amended the terms of the Rolling Rock PSA. The Rolling Rock Fifth Amendment has the effect of:

●	increasing the percentage interest of all right, title and interest in and to the leases to be acquired by Rolling Rock from the vendor under the Rolling Rock PSA from 50% to 75%;

●	postponing payment of the remaining US$5.3 million owed under the Rolling Rock PSA relating to the Mancos Formation until receipt of the proceeds of one or more financings by the Company, in which case the Company must pay 12.5% of the proceeds of each financing close until payment in full;

●	extending payment of an additional US$300,000 as the Workover Funds on or before May 1, 2020 (which Workover Funds are separate from and in addition to the cash consideration of US$5.3 million);

●	extending the outside date of full payment of the remaining US$5.3 million to May 1, 2020 (the “Rolling Rock Payment Deadline”);

●	extending the “Obligation Deadline” for drilling obligations to May 31, 2020; and

●	extending the deadline for bond replacement to July 1, 2019.

In consideration of the various extensions provided for under the Rolling Rock Fifth Amendment, the Company has agreed to issue 300,000 common shares to the vendor at a deemed price of $1.50 per common share.

Carry Obligation

Under the Rolling Rock PSA, and in addition to the cash consideration, Rolling Rock has agreed to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Rolling Rock pays the full cash consideration set out above or (ii) the date that Rolling Rock pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000’ in the target zone within the Mancos formation (the “Three Obligation Wells”). Rolling Rock is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before May 1, 2020, failing which, Rolling Rock’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

Within 10 business days after the later of Rolling Rock paying the cash consideration in full or Rolling Rock meeting in full its carry obligation, the vendor agreed to convey to Rolling Rock an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases as further described in the Rolling Rock PSA. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before May 1, 2020 (which amount is in addition to the deposit and included in the cash consideration set out above) and the replacement of the vendor’s bonds on or before July 1, 2019, the vendor agreed to convey to Rolling Rock an undivided 75% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets as further set out in the Rolling Rock PSA. However, if Rolling Rock fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, Rolling Rock is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

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

Employees

As at October 15, 2019, we have three executive officers and no full-time employees. However, we use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Subsidiaries

As at October 15, 2019, we have 4 wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $39,072,069 as at February 28, 2019. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our operational office is located at Suite 1020, 909 11th Avenue, S.W., Calgary, Alberta Canada T2R 0E7. Our administrative office is located at Suite 1588, 609 Granville Street, Vancouver, British Columbia, Canada V7Y 1G5.

Property

Reserves

The following table discloses our gross and net proved reserves with the totals itemized as per Canada and the United States, estimated using forecast prices and costs, by product type. “Forecast prices and costs” means future prices and costs that are generally accepted as being a reasonable outlook of the future, or fixed or currently determinable future prices or costs to which we are bound.

	Canada
	Volumes in Imperial Units
	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Bitumen		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share
CATEGORY	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross MMCF	Net MMCF	Gross MMCF	Net MMCF	Gross Mboe	Net Boe
PDNP	32.9	29.3									32.9	29.3
PUD	34.5	30.8									34.5	30.8
TP	67.4	60.1									67.4	60.1
PB	0	0	27,720	23,839							27,720	23,839
P+P	67.4	60.1	27,720	23,839							27,787	23,899
POSS	0	0	47,889	45,184							47,889	45,184
P+P+P	67.4	60.1	75,609	69,023							76,676	69,083

Light/Medium includes Tight and Synthetic, Heavy includes Godin oil

	Volumes in Metric Units
	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Bitumen		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share
CATEGORY	Gross E3m3	Net E3m3	Gross E3m3	Net E3m3	Gross E3m3	Net E3m3	Gross E6m3	Net E6m3	Gross E6m3	Net E6m3	Gross Mboe	Net Boe
PDNP	5.2	4.7									5.2	4.7
PUD	5.5	4.9									5.5	4.9
TP	10.7	9.6									10.7	9.6
PB	0	0	4,407	3,790							4,407	3,790
P+P	10.7	9.6	4,407	3,790							4,418	3,800
POSS	0	0	7,614	7,183							7,614	7,183
P+P+P	10.7	9.6	12,021	10,973							12,032	10,983

Light/Medium includes Tight and Synthetic, Heavy includes Godin oil

	United States
	Volumes in Imperial Units
	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Bitumen		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share
CATEGORY	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross Mstb	Net Mstb	Gross MMCF	Net MMCF	Gross MMCF	Net MMCF	Gross Mboe	Net Boe
PDNP	198	168
PUD	189	160
TP	387	329
PB	1,350	1,147
P+P	1,737	1,476
POSS
P+P+P	1,737	1,476

Light/Medium includes Tight and Synthetic

	Volumes in Metric Units
	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Bitumen		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.l. Co. Share
CATEGORY	Gross E3m3	Net E3m3	Gross E3m3	Net E3m3	Gross E3m3	Net E3m3	Gross E6m3	Net E6m3	Gross E6m3	Net E6m3	Gross Mboe	Net Boe
PDNP	31.5	26.7
PUD	30.0	25.4
TP	61.5	52.1
PB	214.6	182.4
P+P	276.2	234.7
POSS
P+P+P	276.2	234.7

Light/Medium includes Tight and Synthetic

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

CANADA	Net Present Value of Future Cash Flow
	BEFORE TAX
Reserve Category	0.00%	5.00%	10.00%	15.00%	20.00%
	MM$C	MM$C	MM$C	MM$C	MM$C
Total Proved	1.6	1.3	1.1	0.9	0.8
Total Probable	818	655	530	433	358
Total Proved + Probable	818	655	530	433	358
Total Possible	1,627	1,237	954	745	589
Total Proved + Prob. + Poss.	2,445	1,892	1,484	1,179	946

UTAH – Moenkopi	Net Present Value of Future Cash Flow
	BEFORE TAX
Reserve Category	0.00%	5.00%	10.00%	15.00%	20.00%
	MM$C	MM$C	MM$C	MM$C	MM$C
Total Proved	14,368	11,356	9,192	7,635	6,469
Total Probable	57,643	44,373	35,292	29,201	23,987
Total Proved + Probable	57,643	44,373	35,292	29,201	23,987
Total Possible
Total Proved + Prob. + Poss.	57,643	44,373	35,292	29,201	23,987

The following two tables provide additional information regarding the future net revenue attributable to total proved reserves outlined in the previous table. This table discloses, in the aggregate, certain elements of our future net revenue attributable to our proved reserves and our proved plus probable reserves, estimated using forecast prices and costs, and calculated without discount.

Effective: March 01, 2019	Canada

Reserve Category	Undiscounted Company Share Cash Flow
	Revenue	Royalties/Burdens	Op. Costs	Abandonment	Net Op. Income	Capital Costs	BT Cash Flow
	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN
Total Proven	5.8	0.6	1.1	0.1	3.9	1.2	2.8
Total Probable	1,930	270	661	4.8	994	118	876
Total Proved + Prob	1,936	271	662	4.8	998	119	879
Total Possible	3,601.6	504	1,214.7	3.6	1,878.9	137.1	1,741.8
Total Proved + Prob. + Poss.	5,537.6	775	1,876.7	8.5	2,872.9	255.3	2,617.4

Effective: March 01, 2019	United States

Reserve Category	Undiscounted Company Share Cash Flow
	Revenue	Royalties/Burdens	Op. Costs	Abandonment	Net Op. Income	Capital Costs	BT Cash Flow
	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN
Total Proven	36.0	5.3	7.9	0.15	21.8	2.4	19.4
Total Probable	125.7	18.9	27.6	0.5	78.7	10.8	68.6
Total Proved + Prob	161.9	24.2	35.4	0.7	101	13.2	88.0
Total Possible
Total Proved + Prob. + Poss.	161.9	24.2	35.4	0.7	101	13.2	88.0

Cdn $ at $0.75 US/$Cdn

This table discloses, by production group, the net present value of our future net revenue attributable to our proved and our proved plus probable reserves, before deducting future income tax expenses, estimated using forecast prices and costs, and calculated using a 10 percent discount rate.

Effective March 01, 2019	Canada
		Product Net Rev	Unit Value
		MM$C	$/Primary product
TOTAL PROVED
Light and Medium Crude Oil (including solution gas and by-products)		5.1	85.9
Heavy Oil
Total		5.1	85.9

TOTAL PROVED + PROBABLE
Light and Medium Crude Oil (including solution gas and by-products)		5.1	85.9
Heavy Oil		1,659	69.6
Total		1,664	69.8

	United States
		Product Net Rev MM$C	Unit Value $/Primary product
TOTAL PROVED
Tight Oil (including solution gas and by-products)		30.4	92.8

Total		30.4	92.8

TOTAL PROVED + PROBABLE
Tight Oil (including solution gas and by-products)		137.7	93.1

Conversion of US$ at $US0.75/$Cdn.

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

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared under the supervision of our Chief Executive Officer. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 28, 2019.

2019 Price assumptions were used to determine cash flows in the non- fixed price tables.

Price Deck	APEX 2019
Price Set	US Base
Product	Oil	Moenkopi	Moenkopi	Oil	Godin	Compeer
Item Type	Parent	Offset & Trans.	Result	Parent	Result	Result
Name	WTI	Differential	Oil	WCS	Oil	Oil
Unit	$US/bbl	$US/bbl	$US/bbl	$C/bbl	$C/bbl	$C/bbl
Jan-19	65	7	58	59.26	59.26	73.27
Jan-20	70	7	63	62.35	62.35	75.89
Jan-21	73	7	66	65.88	65.88	80.25
Jan-22	74.46	7	67.46	67.60	67.60	82.79
Jan-23	75.95	7	68.95	69.35	69.35	85.39
Jan-24	77.47	7	70.47	71.14	71.14	87.14
Jan-25	79.02	7	72.02	72.96	72.96	88.92

Proved undeveloped reserves and Probable Reserves.

Canadian Assets

As at February 28, 2019, we modified the proven reserves in the Compeer property from proven producing to proven non-producing. No other categories of reserves were modified with the Compeer Property. As of February 28, 2019, we had seven sections of probable reserves within the Godin property to be developed, and thirteen sections of possible reserves to be developed within the Godin property.

United States Assets

From the testing of the Wellington Flats 15-1811E well, it was decided that Section 18 had proven reserves in the TXS. Half of the section was deemed proven developed and the other half proven undeveloped. Surrounding Section 18 there were six sections that were deemed probable reserves in the TXS.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 28, 2019, including proved undeveloped reserves converted into proved developed reserves.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

One producing well was drilled Big Lake Compeer 100/04-32-033-02W4/00 in the fiscal year ending February 28, 2013. The well was shut-in for most of 2018-19 as the market price was too low to justify operations. Production for the fiscal year was zero barrels. We intend to workover the well in September of 2019.

Oil and gas production, production prices and production costs.

During the year ended February 28, 2019, we have not had any oil sales or production.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive (but non-producing at this time) well in the Compeer area of eastern Alberta, Canada in the fiscal year ended February 28, 2019. There was no previous drilling or exploratory activities.

Present activities.

There are no current drilling activities.

Delivery commitments.

We have no oil or gas delivery commitments.

Oil and gas properties, wells, operations, and acreage.

Canadian Assets

Compeer – We have one well on 160 developed acres. We have 2,400 gross acres and 2,240 net undeveloped acres at Compeer.

Godin – We have twenty sections (~12,800 acres) of undeveloped acres at Godin with an ownership of 100%.

United States Assets

Black Dragon - Moenkopi – We own a 75 percent joint venture working interest and are the operator in which holds 150,178 (net acres) of land in the Unita Basin of Utah.

Rolling Rock - We own a 75 percent interest in a joint venture containing 130,942 (65,471 net) acres of land (as of February 28, 2018). We place a value on the land of $1,527,729 on our land interests at this time. We are in the process of having a valuation of hydrocarbon potential carried out. As of the effective date of the valuation of hydrocarbons was not complete. Therefore no value of hydrocarbon potential is available as of our year end for the Mancos Project.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one instalment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at February 28, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on OTC Markets Group’s OTCQB under the trading symbol “FTMR”. Effective at the opening on August 23, 2018, shares of our common stock have been approved for trading on the TSX Venture Exchange in Canada under the symbol “FTM.”

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB and high and low closing prices for our common stock from the TSX Venture Exchange for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	OTCQB (U.S. dollars)		TSX Venture Exchange (Canadian dollars)
Quarter Ended	High	Low	High	Low
February 28, 2019	$2.55	$2.01	$3.30	$2.75
November 30, 2018	$3.95	$1.84	$5.50	$2.89
August 31, 2018	$3.49	$2.22	$4.15	$3.90
May 31, 2018	$3.75	$2.01	N/A	N/A
February 28, 2018	$3.25	$1.98	N/A	N/A
November 30, 2017	$3.00	$2.08	N/A	N/A
August 31, 2017	$3.00	$1.25	N/A	N/A
May 31, 2017	$3.25	$0.60	N/A	N/A

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transhare Corporation, located at 2849 Executive Suite 200, Clearwater, Florida 33762. The co-transfer agent for our common stock is TSX Trust Company, located at 650 West Georgia Street, Suite 2700, Vancouver, British Columbia V6B 4N9, Canada.

Holders of Common Stock

As of October 15, 2019, there were approximately 75 holders of record of our common stock. As of such date, 122,571,156 shares were issued and outstanding.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or
●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at February 28, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders(1)	2,000,000	$0.10	7,777,115
Total	2,000,000	$0.10	7,777,115

(1)	Effective August 23, 2018, our board of directors approved the 2018 Stock Option Plan, pursuant to which we may grant stock options to purchase up to 9,777,115 shares of our common stock. The purpose of the 2018 Stock Option is to retain the services of valued key employees and consultants of our company and such other persons as our board of directors select, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by our board of directors.

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 28, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

General

We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of February 28, 2019 we did not have any revenue from commercial production.

Results of Operations

Years Ended February 28, 2019 and February 28, 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 28, 2019 and February 28, 2018 which are included herein:

	February 28, 2019	February 28, 2018
Revenue	$-	$-
Expenses	(1,377,152)	(1,131,791)
Net Loss	$(1,549,470)	$(31,177,573)

Revenues

During the years ended February 28, 2019 and February 28, 2018, we did not generate any revenues from commercial production.

Expenses

Expenses decreased significantly during the year ended February 28, 2019 to $1,377,152 as compared to $1,131,791 during the year ended February 28, 2018.

The table below details the changes in major expenditures for the year ended February 28, 2019 as compared to the corresponding year ended February 28, 2018:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Increase of $72,755	Increased due to additional consultants were hired.
Management fees	Increase of $149,310	Increase due to compensation to CEO.
Office, travel and general expenses	Increase of $96,782	Increase due to increases in insurance, general office expenses, office rent, and travel expenses as the Company completed a few acquisitions in fiscal 2018.
Professional fees	Decrease of $86,547	Decrease due to fewer professional services used for corporate filings, accounting, and legal services related to the acquisitions.

For the year ended February 28, 2018, we recorded an impairment to right to the mineral exploration project of $39,530,233.

Liquidity and Capital Resources

Working Capital

	At February 28, 2019	At February 28, 2018
Current assets	$129,661	$222,382
Current liabilities	1,290,159	1,757,303
Working capital deficit	$(1,160,498)	$(1,534,921)

We had cash of $35,171 and a working capital deficit of $1,160,498 as of February 28, 2019 compared to cash of $176,895 and a working capital deficit of $1,534,921 as of February 28, 2018.

In connection with oil and gas operations and the new acquisitions mentioned above, we intend to increase number of executive officers. As a result, we estimate our general and administrative expense will be higher in fiscal 2020.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 28, 2019, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	Year ended February 28, 2019	Year ended February 28, 2018
Cash used in operating activities	$(1,241,180)	$(613,981)
Cash provided by financing activities	1,993,737	2,340,295
Cash used in investing activities	(894,281)	(2,008,900)
Change in cash	$(141,724)	$(282,586)

Cash Used in Operating Activities

Our cash used in operating activities for the year ended February 28, 2019, compared to our cash used in operating activities for the year ended February 28, 2018, increased by $627,199, primarily due to increased used of cash in general and administrative expenses from operations in the current year.

Cash Provided by Financing Activities

Our cash provided by financing activities for the year ended February 28, 2019, compared to our cash provided by financing activities for the year ended February 28, 2018, decreased by $346,558 mainly due to repayment due to related parties of $888,074 in the current year.

Cash Used in Investing Activities

Our cash used in investing activities for the year ended February 28, 2019, compared to our cash used in investing activities for the year ended February 28, 2018, decreased by $1,114,619 due to a decrease in expenditures on oil and gas properties and investments in Asia Pacific in fiscal 2018.

Outstanding Shares, Options, Warrants and Convertible Securities

As of October 15, 2019, we have 122,571,156 shares of common stock outstanding, 2,000,000 stock options outstanding and 250,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the year ended February 28, 2019 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $1,549,470 during the year ended February 28, 2019, and $39,072,069 from inception (July 9, 2004) through February 28, 2019. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties and investments, the assumptions used to record asset retirement obligations, the assumptions used to determine the fair value of derivative financial assets and liabilities, and valuation of share-based payments. The most significant judgements include valuation of assets acquired for shares – prior to August 31, 2019, the valuation was based on the original net asset cost and thereafter, when the Company commenced trading on the TSX-V, on share value.

Foreign Currency Translation

The Company changed its functional currency from Canadian Dollars to United States Dollars as at March 1, 2017. Management determined that the Company’s functional currency had changed during the year ended February 28, 2018 based on the assessment related to significant changes of the Company’s economic facts and circumstances. These significant changes included the fact that the Company’s equity and debt financings as well as the majority of the Company’s expenses are denominated in US dollars. The previous foreign exchange translation adjustments remain in other comprehensive income and translated amounts of non-monetary assets and liabilities and as at February 28, 2017 become the accounting basis for these items in future periods.

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

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company records a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, the Company is required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results.

In addition to considering forecasts of future taxable income, the Company is also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of the Company’s deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.

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

Share-Based Payments

The Company follows the fair value recognition provisions in ASC 718, Stock Compensation (“ASC 718”) and the provisions of ASC 505 (“ASC 505”) for stock-based transactions with non-employees. Stock based compensation expense recognized during the year includes compensation expense for all share-based payments based on a grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation. The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share based payment award. Pursuant to ASC 505, “Equity – Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Derivative Financial Instruments

The Company evaluates the financial instruments such as convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides entities with optional transition relief by allowing entities to use the effective date of the new lease standard as the date of initial application on transition, instead of at the beginning of the earliest comparative period presented. The Company will adopt this standard using this optional transition method beginning in the first quarter of fiscal year 2020, when the updated guidance is effective for us, and accordingly, the Company will not adjust prior periods for the effects of the new lease standard. Additionally, the Company will elect to apply the package of practical expedients, which allows the Company to carryforward the Company’s historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and Company’s assessment of initial direct costs for any leases that exist prior to adoption of the new lease standard. The Company assessed the effect of the new standard and concluded that it has no effect on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 is effective for us beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact of this new standard on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements. It summarizes the key provisions including the new, eliminated, and modified disclosure requirements. This update is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this new standard on the Company’s consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBURARY 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Fortem Resources Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fortem Resources Inc. (the “Company”), as of February 28, 2019 and 2018, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years ended February 28, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Fortem Resources Inc. as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the years ended February 28, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Report on Internal Control Over Financial Reporting

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated, all which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2018 Consolidated Financial Statements

As discussed in Note 1 and Note 22 to the consolidated financial statements, the 2018 consolidated financial statements have been restated to correct various misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

“DAVIDSON &COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Fortem Resources Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fortem Resources Inc.’s (the “Company”) internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheet as of February 28, 2019, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended February 28, 2019, and the related notes and our report dated October 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(a)	not maintaining its tax compliance requirements for which the Company determined that the appropriate tax accounting under ASC 740, Income Taxes was not performed impacting the deferred tax asset accounts and related financial statement disclosures.

(b)	review and approval of supplier and vendor invoices and the related oversight and accuracy of recording the associated charges in the Company’s books.

(c)	lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in the company, there are inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 28, 2019, of the Company, and this report does not affect our report on such financial statements.

“DAVIDSON &COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Fortem Resources Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fortem Resources Inc.’s (the “Company”) internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheet as of February 28, 2018, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended February 28, 2018, and the related notes and our report dated October 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(a)	not maintaining its tax compliance requirements for which the Company determined that the appropriate tax accounting under ASC 740, Income Taxes was not performed impacting the deferred tax asset accounts and related financial statement disclosures.

(b)	review and approval of supplier and vendor invoices and the related oversight and accuracy of recording the associated charges in the Company’s books.

(c)	lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in the company, there are inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

(d)	lack of oversight regarding significant transactions including the acquisitions of City of Gold, LLC, Black Dragon Energy, LLC, Colony Energy, LLC, and Rolling Rock Resources, LLC, which resulted in the restatement of certain prior period reported figures.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 28, 2018, of the Company, and this report does not affect our report on such financial statements.

“DAVIDSON &COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 15, 2019

FORTEM RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	February 28, 2019	February 28, 2018
	$	$
		(Restated –Note 22)

ASSETS
Current assets
Cash	35,171	176,895
Receivables	12,221	9,681
Prepaid expense and deposit (Note 10)	69,753	35,806
Due from related parties (Note 10)	12,516	-
Total current assets	129,661	222,382

Loan receivable from related party (Notes 3 and 10)	-	97,422
Deposit (Note 7)	43,498	43,961
Equipment (Note 5)	51,090	54,654
Investment in Asia Pacific Mining Ltd. (Note 4)	1,500,000	1,500,000
Deferred acquisition costs (Note 16)	229,994	-
Right to the acquisition of mineral exploration project (Note 8)	1	1
Oil and gas properties, full cost method (Note 7)	140,881,572	140,051,279
Total assets	142,835,816	141,969,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	1,172,602	731,638
Due to related parties (Note 10)	40,354	445,912
Related party loan payable (Note 10)	57,261	555,753
Note payable (Note 11)	19,942	19,942
Advance payable (Note 12)	-	4,058
Total current liabilities	1,290,159	1,757,303

Note payable (Note 11)	500,000	-
Asset retirement obligation (Note 13)	29,272	28,352
Deferred tax liability (Notes 6 and 20)	16,215,677	16,215,677
Total liabilities	18,035,108	18,001,332

Stockholders’ equity
Share capital (Note 14)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,071,156 common shares (117,872,458 at February 28, 2018)	122,070	117,873
Additional paid in capital	160,533,964	156,556,350
Obligation to issue shares (Note 6)	3,600,000	5,400,000
Share subscriptions receivable	-	(200,000)
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(39,072,069)	(37,522,599)
Total stockholders’ equity	124,800,708	123,968,367
Total stockholders’ equity and liabilities	142,835,816	141,969,699

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 21)

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US dollars)

	For the year ended February 28,
	2019	2018
	$	$
		(Restated – Note 22)
General and administrative expenses
Accretion of asset retirement obligation (Note 13)	2,736	2,534
Consulting	301,187	228,432
Depreciation (Note 5)	3,564	4,297
Investor relations	37,961	24,369
Management fees	300,000	150,690
Office, travel and administration	413,464	316,682
Professional fees	318,240	404,787

Loss from operations	(1,377,152)	(1,131,791)

Impairment to right to the mineral exploration project (Note 8)	-	(39,530,233)
Foreign exchange gain (loss)	(5,187)	10,815
Gain on settlement of debt (Note 12)	4,058	13,599
Interest income (Note 3)	17,761	721
Interest expense	(83,690)	(40,684)
Loss on write off on loan receivable (Note 3)	(105,260)	-
	(172,318)	(39,545,782)

Loss before income tax	(1,549,470)	(40,677,573)

Deferred tax recovery (Notes 6 and 20)	-	9,500,000

Loss and comprehensive loss for the year	(1,549,470)	(31,177,573)

Basic and diluted loss per share	(0.01)	(0.29)

Weighted average number of basic and diluted common shares outstanding	120,566,476	105,978,163

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

	For the year ended February 28
	2019	2018
	$	$
		(Restated – Note 22)
Cash flows used in operating activities
Loss and comprehensive loss for the year	(1,549,470)	(31,177,573)
Non-cash items
Accretion of asset retirement obligation	2,736	2,534
Depreciation	3,564	4,297
Gain on settlement of debt	(4,058)	(13,599)
Interest income accrued	(16,268)	(369)
Interest expense	1,508	39,451
Accrued management fees	-	150,000
Loss on write off of loan receivable	105,260	-
Unrealized foreign exchange	7,077	(2,041)
Impairment to right to the mineral exploration project	-	39,530,233
Deferred tax recovery	-	(9,500,000)
Changes in non-cash working capital items
Receivable	(2,540)	17,422
Prepaid expenses and deposit	(33,947)	(11,707)
Accounts payable and accrued liabilities	244,958	347,371
Cash used in operating activities	(1,241,180)	(613,981)
Cash flows used in investing activities
Deposit on oil and gas properties	-	(9,431)
Investments in Asia Pacific Mining Ltd.	-	(1,000,000)
Expenditures on oil and gas properties	(664,287)	(902,047)
Loan receivable	-	(97,422)
Deferred acquisition costs	(229,994)	-
Cash used in investing activities	(894,281)	(2,008,900)
Cash flows from financing activities
Issuance of share capital, net of issuance costs	1,242,332	1,809,800
Proceeds from warrants exercised	909,479	280,000
Proceeds from options exercised	30,000	-
Share subscription receivable	200,000	-
Advances payable	500,000	4,058
Net proceeds from (repaid to) related parties	(888,074)	246,437
Cash provided by financing activities	1,993,737	2,340,295

Change in cash	(141,724)	(282,586)
Cash, beginning of year	176,895	459,481
Cash, end of year	35,171	176,895
Non-cash transactions
Common stock issued for acquisitions	-	146,770,000
Advance payable for oil and gas properties	-	60,000
Oil and gas properties expenditures in accounts payable	288,067	122,061
Common stock issued for obligation to issue shares	1,800,000	-
Obligation to issue shares for acquisitions	-	5,400,000
Deferred tax on acquisitions	-	16,215,677

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars)

							Accumulated
	Share Capital		Additional	Obligation	Share		Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
			(Restated – Note 22)	(Restated – Note 22)		(Restated – Note 22)		(Restated – Note 22)
Balance, February 28, 2017	37,537,556	29,428	5,028,885	-	(110,000)	(6,345,026)	(383,257)	(1,779,970)

Common stock issued for cash	2,597,142	2,597	1,697,203	-	110,000	-	-	1,809,800
Shares issued for acquisition	76,900,000	76,900	146,693,100	5,400,000	-	-	-	152,170,000
Shares issued for debt settlement	37,760	38	75,595	-	-	-	-	75,633
Warrants exercised	800,000	800	479,200	-	(200,000)	-	-	280,000
Net loss for the year	-	-	-	-	-	(31,177,573)	-	(31,177,573)
Reallocation of derivative liability to equity upon the change in functional currency	-	8,110	2,582,367	-	-	-	-	2,590,477
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(200,000)	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	625,000	625	1,241,707	-	-	-	-	1,242,332
Common stock issued for obligation to issue shares	1,000,000	1,000	1,799,000	(1,800,000)	-	-	-	-
Options exercised	300,000	300	29,700	-	-	-	-	30,000
Warrants exercised	2,273,698	2,272	907,207	-	200,000	-	-	1,109,479
Loss for the year	-	-	-	-	-	(1,549,470)	-	(1,549,470)
Balance, February 28, 2019	122,071,156	122,070	160,533,964	3,600,000	-	(39,072,069)	(383,257)	124,800,708

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties and investments. The Company is listed for trading on the Toronto Stock Venture Exchange under the symbol “FTM” and on the OTCQB under the symbol “FTMR”.

The Company has restated its February 28, 2018 consolidated financial statements as disclosed in Note 22.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2019, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $39,072,069.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. To date, the Company has funded operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity or debt financings and loans from directors. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern is dependent upon its ability to raise sufficient new capital to fund its operating commitments and ongoing losses and ultimately on generating profitable operations. The consolidated financial statements do not include any adjustments to be recorded to assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translation

The Company changed its functional currency from Canadian Dollars to United States Dollars as at March 1, 2017. Management determined that the Company’s functional currency had changed during the year ended February 28, 2018 based on the assessment related to significant changes of the Company’s economic facts and circumstances. These significant changes included the fact that the Company’s equity and debt financings as well as the majority of the Company’s expenses and acquisitions are denominated in US dollars.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred Acquisition Costs

Deferred acquisition costs relate to costs capitalized on a pending transaction. Upon successful completion of the transaction, these costs will be transferred as part of the transaction, otherwise they will be written off to profit or loss.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 2,750,000 (2018 - 5,323,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Share-Based Payments

The Company follows the fair value recognition provisions in ASC 718, Stock Compensation (“ASC 718”) and the provisions of ASC 505 (“ASC 505”) for stock-based transactions with non-employees. Stock based compensation expense recognized during the year includes compensation expense for all share-based payments based on a grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation. The grant date is the date at which an employer and employee reach a mutual understanding of the key terms and conditions of a share based payment award. Pursuant to ASC 505, “Equity – Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company records a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, the Company is required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results.

In addition to considering forecasts of future taxable income, the Company is also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of the Company’s deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company evaluates the financial instruments such as convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides entities with optional transition relief by allowing entities to use the effective date of the new lease standard as the date of initial application on transition, instead of at the beginning of the earliest comparative period presented. The Company will adopt this standard using this optional transition method beginning in the first quarter of fiscal year 2020, when the updated guidance is effective for us, and accordingly, the Company will not adjust prior periods for the effects of the new lease standard. Additionally, the Company will elect to apply the package of practical expedients, which allows the Company to carryforward the Company’s historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and Company’s assessment of initial direct costs for any leases that exist prior to adoption of the new lease standard. The Company assessed the effect of the new standard and concluded that it has no effect on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 is effective for us beginning in the first quarter of fiscal year 2021. The Company is currently evaluating the impact of this new standard on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements. It summarizes the key provisions including the new, eliminated, and modified disclosure requirements. This update is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this new standard on the Company’s consolidated financial statements and related disclosures.

3.	LOAN RECEIVABLE

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD$125,000) to a company related by virtue of a common director and significant shareholder. The loans bear interest at 10% per annum. During the year ended February 28, 2019, the Company accrued interest of $16,522 (2018 - $nil). As at February 28, 2019, the Company wrote off the loan receivable and the accrued interest of $88,738 and $16,522, respectively, as the Company determined that the loan was not collectible and recorded a loss on write off of loan receivable of $105,260.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

4.	INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) was assigned to the Company whereby the Company subscribed to a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represented approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong and the principal activities of Asia Pacific are exploration and mining in Myanmar (Note 8) and investment holdings. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program. The shares and warrants have been recorded at cost as further disclosed in Note 17.

5.	EQUIPMENT

Oil and gas equipment

$
Cost:
At February 28, 2017	67,289
Additions	3,995
At February 28, 2018	71,284
Additions	-
At February 28, 2019	71,284
Depreciation:
At February 28, 2017	12,333
Charge for the year	4,297
At February 28, 2018	16,630
Charge for the year	3,564
At February 28, 2019	20,194
Net book value:
At February 28, 2018	54,654
At February 28, 2019	51,090

6.	ACQUISITIONS

a)	Acquisition of Colony Energy, LLC (Godin Property)

In April 2017, the Company entered into and closed two membership interest purchase agreements with three vendors to acquire all membership interests of Colony Energy, LLC (“Colony”), a Nevada limited liability company. Colony holds a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases, in contiguous sections located in the Godin area of Northern Alberta (“Godin Property”). Pursuant to the agreement, the Company is required to issue additional shares as further disclosed in Note 7.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

6.	ACQUISITIONS (continued)

a)	Acquisition of Colony Energy, LLC (Godin Property) (continued)

In consideration for the acquisition of Colony, the Company issued an aggregate of 21,000,000 shares of its common stock to the three vendors on the closing date (valued at $37,800,000) and agreed to issue an additional 3,000,000 shares (valued at $5,400,000), with 1,000,000 shares to be issued to one of the vendors on each of the first, second and third anniversaries of the closing date. During the 2019 fiscal year, the Company issued 1,000,000 shares to the vendor valued at $1,800,000. In addition, the Company was obligated to issue 400,000 shares (valued at $720,000) as a finder’s fee.

Colony was not considered a business for accounting purposes and accordingly the transaction was treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Colony assumed on the acquisition were as follows:

$
Oil and gas properties	108,000
Accounts payable and accrued liabilities	(13,411)
Advance payable	(94,058)

Net assets	531

The total consideration for the acquisition was as follows:

$
Value of shares issued	37,800,000
Obligation to issue shares	6,120,000
Transaction costs	12,386
43,932,386
Less: net assets	(531)

Excess consideration paid over the net assets of Colony	43,931,855
Deferred tax liability	16,215,677
60,147,532

The excess of the consideration over the net assets of Colony has been added to the oil and gas property. As a result of the acquisition, the Company recorded a deferred tax liability of $16,215,677.

b)	Acquisition of Black Dragon Energy, LLC (Black Dragon Property)

In April 2017, the Company entered into and closed a membership interest purchase agreement with two vendors to acquire all membership interests of Black Dragon Energy, LLC (“Black Dragon”), a Nevada limited liability company. Black Dragon holds the right to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest, located in the Moenkopi formation of the Carbon and Emery Counties, Utah (“Black Dragon Property”).

In consideration for the acquisition of Black Dragon, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (valued at $38,000,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Black Dragon was not considered a business for accounting purposes and accordingly the transaction was treated as an acquisition of oil and gas property and related net assets.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

6.	ACQUISITIONS (continued)

b)	Acquisition of Black Dragon Energy, LLC (Black Dragon Property) (continued)

The assets and liabilities of Black Dragon assumed on the acquisition are as follows:

$
Oil and gas properties	119,863
Accounts payable and accrued liabilities	(26,355)
Advance payable	(119,863)

Net liabilities	(26,355)

The total consideration for the acquisition is as follows:

$
Value of shares issued	38,000,000
Cash paid	100,000
Transaction costs	10,951
38,110,951
Add: net liabilities	26,355

Consideration paid over the net liabilities of Black Dragon	38,137,306

The consideration paid plus the net liabilities of Black Dragon has been added to the oil and gas property.

c)	Acquisition of Rolling Rock Resources, LLC (Rolling Rock Property)

In April 2017, the Company entered into and closed a membership interest purchase agreement with two vendors to acquire all membership interests of Rolling Rock Resources, LLC (“Rolling Rock”), a Nevada limited liability company. Rolling Rock has the right, subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (“Rolling Rock Property”).

In consideration for the acquisition of Rolling Rock, the Company issued an aggregate of 20,000,000 shares of its common stock to the two vendors on the closing date (valued at $39,000,000) and paid $100,000 prior to the closing as a non-refundable deposit.

Rolling Rock was not considered a business for accounting purposes and accordingly the transaction was treated as an acquisition of oil and gas property and related net assets.

The assets and liabilities of Rolling Rock assumed on the acquisition were as follows:

$
Oil and gas properties	130,397
Accounts payable and accrued liabilities	(26,032)
Advance payable	(130,397)

Net liabilities	(26,032)

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

6.	ACQUISITIONS (continued)

c)	Acquisition of Rolling Rock Resources, LLC (Rolling Rock Property) (continued)

The total consideration for the acquisition was as follows:

$
Value of shares issued	39,000,000
Cash paid	100,000
Transaction costs	9,315
39,109,315
Add: net liabilities	26,032

Consideration paid over the net liabilities of Rolling Rock	39,135,347

The consideration paid plus the net liabilities of Rolling Rock has been added to the oil and gas property.

d)	Acquisition of City of Gold, LLC

In May 2017, the Company acquired 100% of the membership interest in City of Gold, LLC (“City of Gold”), a Nevada limited liability company, from two Nevada limited liability companies pursuant to a membership interest purchase agreement. City of Gold has an option to acquire the subsidiary of Asia Pacific Mining Ltd. (Note 4) (“the Asia Pacific subsidiary”), subject to the completion of a binding financing and option agreement (“the Option”). The Asia Pacific subsidiary owns the City of Gold mining project in Myanmar.

The membership interest purchase agreement provides for a total purchase price consisting of an aggregate of 30,000,000 common shares of its common stock (the “Purchase Shares”). 15,000,000 of the Purchase Shares were issued at closing (valued at $30,000,000); the remaining 15,000,000 Purchase Shares are to be issued within ten business days after City of Gold earns the Option.

City of Gold was not considered a business for accounting purposes and accordingly the transaction was treated as an acquisition of investments, rights to the acquisition of mineral exploration project and related net assets.

The assets and liabilities of City of Gold assumed on the acquisition were as follows:

$
Investments (shares and warrants)	1,500,000
Accounts payable and accrued liabilities	(13,932)
Note payable	(1,516,302)

Net liabilities	(30,234)

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

6.	ACQUISITIONS (continued)

d)	Acquisition of City of Gold, LLC (continued)

The total consideration for the acquisition was as follows:

$
Value of shares issued	30,000,000
Net liabilities assumed	30,234

Excess consideration paid over the net assets of City of Gold	30,030,234
Deferred tax liability	9,500,000
39,530,234

The consideration paid plus the net liabilities of City of Gold has been added to the right to the mineral exploration project. During fiscal 2018, the rights were impaired (Note 8).

As a result of the acquisition, the Company recorded a deferred tax liability of $9,500,000.

7.	OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2017	641,494	-	-	-	641,494

Acquisition costs (Note 6)	-	60,147,532	38,137,306	39,135,347	137,420,185
Other acquisition costs	-	108,000	725,000	725,000	1,558,000
Exploration	13,926	38,165	107,384	234,042	393,517
Other	38,083	-	-	-	38,083

Balance, February 28, 2018	693,503	60,293,697	38,969,690	40,094,389	140,051,279

Acquisition	-	-	150,000	150,000	300,000
Exploration	26,557	79,314	140,654	283,768	530,293

Balance, February 28, 2019	720,060	60,373,011	39,260,344	40,528,157	140,881,572

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $43,498 (February 28, 2018 - $43,961) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

Godin Property

On March 31, 2017, the Company entered into a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases in the Godin area of Northern Alberta (Note 6a).

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

7.	OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Godin Property (continued)

In addition, the vendor is entitled to receive certain milestone payments from the Company in the aggregate amount up to $210,000 as follows:

i)	$30,000 on or before June 29, 2017 (settled with the issuance of shares during fiscal 2018);
ii)	$30,000 on or before September 27, 2017 (settled with the issuance of shares during fiscal 2018); and
iii)	$150,000 upon the rig release of the second well drilled by the Company in the oil and gas assets described above.

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

Black Dragon Property

In March 2017, the Company entered into a purchase and sale agreement (the “Black Dragon PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”)(Note 6b). In August 2017 and May 2019, the Company entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3,900,000 (the “Black Dragon Cash Consideration”) based upon the following schedule:

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($250,000 paid) until such time as the Black Dragon Cash Consideration is paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

Within 10 business days after the later of the Company paying the Black Dragon Cash Consideration in full or the Company meeting in full its carry obligation, the vendor will convey to the Company an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

7.	OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

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

Rolling Rock Property

In March 2017, the Company entered into a purchase and sale agreement (the “Rolling Rock PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”)(Note 6c). In August 2017 and May 2019, the Company entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $5,400,000 (the “Rolling Rock Cash Consideration”) based upon the following schedule:

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

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($250,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

7.	OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

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

8.	RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT

In connection to the acquisition of City of Gold, LLC in fiscal 2018 (Note 6d), the Company owns the right to an option agreement. Under the option agreement, the vendors have agreed to grant to the Company an option (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific (Note 4) (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

8.	RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT (continued)

●	Subscription of 2,930,261 units of Asia Pacific for a purchase price of $1,500,000 (the “Final Funding Tranche”), due within 60 days of issuance of an exploration license for the City of Gold Project by the Government of Myanmar.

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

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28, 2019	February 28, 2018
	$	$
Accounts payable	1,093,328	652,269
Accrued liabilities	79,274	79,369

	1,172,602	731,638

10.	RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	February 28, 2019	February 28, 2018
	$	$
Loan receivable from related party (Note 3)	-	97,422
Due from a company controlled by a director	12,516	-
Due to directors and officers of the Company	40,354	445,912

Amounts due to/from related parties are unsecured with no specific terms of repayment.

As at February 28, 2019, the Company made prepayments of $30,000 (February 28, 2018 - $nil) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at February 28, 2019, the Company had $nil (2018 - $500,000) in note obligations owing to a company with a common director. The note payable was unsecured, with an interest rate of 10% per annum and due on or before January 18, 2019. In March 2018, the Company repaid the principal balance of $500,000 owed on this note. As at February 28, 2019, the Company has an accrued interest balance of $57,261 (2018 - $55,753).

As a result of the acquisitions described in Note 6, one vendor who was common in each transaction became a 31% shareholder of the Company and was appointed Chief Executive Officer of the Company in July 2017.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

11.	NOTE PAYABLE

As at February 28, 2019, the Company had $19,942 (February 28, 2018 - $19,942) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

During the year ended February 28, 2019, the Company entered into a promissory note agreement for $500,000. As at February 28, 2019, the Company had $500,000 (February 28, 2018 - $nil) due to a third party. The long term note payable was unsecured, with an interest rate of 10% per annum and due on or before August 31, 2020.

12.	GAIN ON SETTLEMENT OF DEBT

As at February 28, 2019, the Company had $nil (February 28, 2018 - $4,058) due to a related party. The advance payable was unsecured, non-interest bearing and payable upon demand. During the year ended February 28, 2019, the advance payable was forgiven and the Company recorded a gain of settlement of debt of $4,058. During the year ended February 28, 2018, accounts payables of $13,599 from a third party was forgiven and recorded as a gain.

13.	ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, and removal of building and well facilities. The undiscounted estimate of this liability was $37,970 (February 28, 2018 - $39,035) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $29,272 (February 28, 2018 - $28,352) as at February 28, 2019.

$
Balance, February 28, 2017	24,546
Foreign exchange adjustment	1,272
Accretion expense	2,534
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,816)
Accretion expense	2,736
Balance, February 28, 2019	29,272

14.	SHARE CAPITAL

The Company issued common shares as follows:

Year ended February 28, 2019

In March 2018, the Company issued 1,273,698 shares in relation to the exercise of 1,273,698 warrants for total proceeds of $509,479.

In July 2018, the Company issued 1,000,000 shares in relation to the exercise of 1,000,000 warrants for total proceeds of $400,000.

In October 2018, the Company issued 1,000,000 shares recorded at a value of $1,800,000 in connection to obligation to issue shares in connection to the acquisition of Colony (Note 6a).

In November 2018, the Company issued 300,000 shares in relation to the exercise of 300,000 options for total proceeds of $30,000.

During the year ended February 28, 2019, the Company issued 625,000 common shares for total gross proceeds of $1,250,000 pursuant to a private placement.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

14.	SHARE CAPITAL (continued)

Year ended February 28, 2018

In April 2017, the Company issued 21,000,000 shares with a fair value of $37,800,000 in connection to the acquisition of Colony (Note 6a).

In April 2017, the Company issued 20,000,000 shares with a fair value of $38,000,000 in connection to the acquisition of Black Dragon (Note 6b).

In April 2017, the Company issued 20,000,000 shares with a fair value of $39,000,000 in connection to the acquisition of Rolling Rock (Note 6c).

In May 2017, the Company issued 15,000,000 shares with a fair value of $30,000,000 in connection to the acquisition of City of Gold (Note 6d).

In September 2017, the Company issued 250,000 shares with a fair value of $625,000 in connection to the Black Dragon property (Note 7).

In September 2017, the Company issued 250,000 shares with a fair value of $625,000 in connection to the Rolling Rock property (Note 7).

In November 2017, the Company issued 30,000 shares with a fair value of $60,000 to settle an advance payable of $60,000 in connection to the Godin property (Note 7).

In December 2017, the Company issued 400,000 shares with a value of $720,000 for obligation to issue shares. In addition, the Company issued 7,760 shares with a fair value of $15,632 to settle accounts payable of $15,632.

In December 2017, the Company issued 800,000 shares in relation to the exercise of 800,000 warrants for total proceeds of $480,000. As at February 28, 2018, $200,000 is recorded as share subscriptions receivable and received by the Company in March 2018.

During the year ended February 28, 2018, the Company issued 2,597,142 common shares for total gross proceeds of $1,805,000 pursuant to private placements. The Company paid a total of $105,200 in finder’s fees in connection with the private placements of equity financings.

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2017	3,823,698	0.44
Exercised	(800,000)	0.60
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at February 28, 2019	750,000	0.40

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

14.	SHARE CAPITAL (continued)

Warrants (continued)

A summary of the common share purchase warrants outstanding and exercisable at February 28, 2019 is as follows:

Exercise Price		Number Outstanding	Expiry Date
$
0.40	*	500,000	March 9, 2019
0.40	**	250,000	September 22, 2019
		750,000
* Warrants exercised subsequent to the year end
** Warrants expiry date postponed due to trading blackout

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.20 years.

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the stock options transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Option
		$
Outstanding at February 28, 2017 and 2018	2,300,000	0.10
Exercised	(300,000)	0.10
Outstanding at February 28, 2019	2,000,000	0.10

A summary of the stock options outstanding and exercisable at February 28, 2019 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,000,000	November 3, 2020	4,160,000

As at February 28, 2019, the remaining contractual life of the stock options outstanding was 1.68 years.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $2.18 per share as of February 28, 2019.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

15.	DERIVATIVE FINANCIAL LIABILITIES - WARRANTS

$
Balance, February 28, 2017	2,590,477
Reallocation of derivative liability to equity upon the change in functional currency	(2,590,477)
Balance, February 28, 2018 and 2019	-

The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar as a result of US dollar financings at which time the derivative was re-measured and derecognized.

16.	PROPOSED TRANSACTION

In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three Oil Leases (the “Oil Leases”) in north central Alberta, Canada (the “Transaction”).

As consideration for the Oil Leases, the Company agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. In November 2018, the Company exercised an option to extend the closing of the Transaction to January 14, 2019 by making a payment of an additional deposit of $77,688 (C$100,000). Subsequent to February 28, 2019, the Company and the vendor entered into various extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and the deposit increased by an additional $149,900 (C$200,000) which was paid subsequently.

17.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, loan receivable from related party, due from related parties, deposit, accounts payable and accrued liabilities, due to related parties, related party loan payable, advance payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at February 28, 2019. As at February 28, 2019, the Company’s Level 3 assets consist of shares and warrants of a private company (Note 4). The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at February 28, 2019, the fair value of the level 3 assets were equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

18.	SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at February 28, 2019
	Canada	US	Total
	$	$	$
Deposit	43,498	-	43,498
Equipment	51,090	-	51,090
Oil and gas properties, full cost method	61,093,071	79,788,501	140,881,572
	61,187,659	79,788,501	140,976,160

	As at February 28, 2018
	Canada	US	Total
	$	$	$
Deposit	43,961	-	43,961
Property and equipment	54,654	-	54,654
Oil and gas properties, full cost method	60,987,200	79,064,079	140,051,279
	61,085,815	79,064,079	140,149,894

19.	CONTINGENCIES

In April 2019, a complaint was filed against the Company for intentional interference with contractual relationship, wrongful interference with prospective economic advantage, inducement of breach of contract and aiding and abetting breach of fiduciary duty by the Company through the wrongful actions of its director and chief executive officer and its director and chief operating officer. The Company’s counsel has applied to the Court seeking dismissal of the Action, which application is pending. Management believes the likelihood of an unfavorable judgment against the Company is low; as such, no amounts have been recorded as at February 28, 2019.

20.	INCOME TAXES

Significant components of the Company’s deferred tax assets are as follows:

	February 28, 2019	February 28, 2018
	$	$
Loss before income taxes	(1,549,470)	(40,677,573)
Statutory tax rate	21%	21%
Expected recovery of income taxes computed at statutory rates	(325,000)	(8,542,000)
Permanent differences	21,000	(4,000)
Effect of differences between foreign and domestic rates	-	(1,198,000)
Impact of change of enacted statutory tax rate	-	738,000
Change in valuation allowance	304,000	(494,000)
Deferred income tax (recovery)	-	(9,500,000)

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

20.	INCOME TAXES (continued)

The significant components of deferred income tax assets at February 28, 2019 and February 28, 2018 are as follows:

	February 28, 2019	February 28, 2018
	$	$
Deferred income tax assets:
Operating loss carry forward	1,438,000	1,134,000
Oil and gas properties	197,000	197,000
Less: valuation allowance	(1,635,000)	(1,331,000)
Deferred income tax assets, net	-	-

Deferred income tax liability:
Oil and gas properties	16,215,677	16,215,677
Deferred income tax liability	16,215,677	16,215,677

At February 28, 2019, the Company had accumulated non-capital loss carry-forwards of approximately $6,846,000 that carry forward as below to offset future taxable income:

Year	$	Expiry dates
2019	1,448,000	2039
2018	1,161,000	2038
2017	784,000	2037
2016	440,000	2036
2015	439,000	2035
2014	385,000	2034
2013	1,201,000	2033
2012	294,000	2032
2011	281,000	2031
2010	125,000	2030
2009	187,000	2029
2008	70,000	2028
2007	28,000	2027
2006	1,000	2026
2005	2,000	2025
	6,846,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Tax attributes are subject to review, and potential adjustment by tax authorities.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

21.	SUBSEQUENT EVENTS

a)	In March 2019, the Company issued 500,000 common shares on the exercise of 500,000 warrants for proceeds of $200,000.

b)	In April 2019, the Company received a loan of $290,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 20 months.

c)	In May 2019, the Company received a loan of $270,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

d)	In July 2019, the Company received a loan of $275,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

22.	CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of errors relating to the valuation of shares issued in connection to the acquisitions of Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC (collectively, “the LLCs”). These shares should have been valued using the fair value of the shares on the date it was issued. This restatement was announced in the Company’s current report on Form 8-K filed on July 15, 2019. In addition, the Company determined there were impairment indicators and wrote down the rights to the mineral exploration project to $1. As a result, the Company recorded an impairment of rights to the mineral exploration project of $39,530,233 and a deferred tax liability recovery of $9,500,000, for a net write off of $30,030,233.

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

The derivative financial liabilities related to warrants resulted from the difference in currencies of the warrants (US$) and the functional currency of the Company (formerly C$). As at March 1, 2017, the Company changed its functional currency to the US dollar at which time the derivative was re-measured and derecognized. However, the Company continued to calculate the loss on fair value adjustment of derivative financial liabilities up to August 31, 2017.

The correction of the error is presented in the Company’s consolidated financial statements for the year ended February 28, 2018 as follows:

Consolidated Balance Sheet	As at February 28, 2018
	As reported	Adjustment	As restated
	$	$	$
Oil and gas properties, full cost method	2,631,354	137,419,925	140,051,279
Deferred tax liabilities	-	(16,215,677)	(16,215,677)
Additional paid in capital	(17,879,597)	(138,676,753)	(156,556,350)
Obligation to issue shares	-	(5,400,000)	(5,400,000)
Accumulated deficit	14,650,095	22,872,504	37,522,599

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 28, 2019

(Expressed in US dollars)

22.	CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Statements of Operations	For the year ended February 28, 2018
	As reported	Adjustment	As restated
Consulting	1,028,432	(800,000)	228,432
Professional fees	437,439	(32,652)	404,787
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Loss on fair value adjustment of derivative financial liabilities	6,325,077	(6,325,077)	-
Loss before income tax	8,305,069	32,372,504	40,677,573
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss and comprehensive loss for the year	8,305,069	22,872,504	31,177,573
Basic and diluted loss per share	(0.07)	(0.22)	(0.29)

Consolidated Statements of Cash Flows	For the year ended February 28, 2018
	As reported	Adjustment	As restated
	$	$	$
Loss and comprehensive for the year	(8,305,069)	(22,872,504)	(31,177,573)
Shares issued for services	800,000	(800,000)	-
Impairment to right to the mineral exploration project	-	39,530,233	39,530,233
Deferred tax recovery	-	(9,500,000)	(9,500,000)
Loss on fair value adjustment of derivative financial liabilities	6,325,077	(6,325,077)	-
Accounts payable and accrued liabilities	403,634	(42,332)	361,302
Expenditures on oil and gas properties	(869,683)	(32,364)	(902,047)
Advances from third party	-	4,058	4,058
Net proceeds from related parties	187,081	59,356	246,437
Non-cash transactions
Common stock issued for acquisitions	968,171	145,801,829	146,770,000
Oil and gas properties expenditures in accounts payable	-	122,061	122,061
Deferred tax on acquisitions	-	16,215,677	16,215,677

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 21, 2018, we dismissed Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) as our company’s independent registered public accounting firm. The dismissal of DMCL was approved by our company’s board of directors.

DMCL’s report on our company’s financial statements for the fiscal years ended February 28, 2018 and 2017 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, though it did contain an explanatory paragraph in which DMCL stated that certain factors raised substantial doubt about our company’s ability to continue as a going concern. However, DMCL’s report on our company’s financial statements for the fiscal years ended February 28, 2018 and 2017 referred to a report on DMCL’s audit, conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), of our company’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and this report on DMCL’s audit of our internal control over financial reporting, a copy of which was attached to DMCL’s report on our financial statements, expressed an adverse opinion on our company’s internal control over financial reporting because of management did not design and maintain effective controls over four material weaknesses, all of which were listed in the report and all of which are listed below.

During our company’s fiscal years ended February 28, 2018 and 2017 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with DMCL on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference to the subject matter of the disagreement in connection with a report on our financial statements.

During our company’s fiscal years ended February 28, 2018 and 2017 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In DMCL’s report on its audit of our internal control over financial reporting as of February 28, 2018, DMCL identified the following four material weaknesses:

●	In-house accounting personnel not having knowledge of complex US GAAP that caused misinterpretation and misapplication of Accounting Standards Codification (“ASC”) 805, Business Combinations regarding the fair value of assets acquired on initial recognition. Specifically, our company did not assess whether the measurement of the fair value of assets acquired in business combinations during the year was more reliably measurable based on the fair value of the consideration given or fair of assets acquired which resulted in the re-statement of the interim financial statements for each of the first and second quarterly reporting periods.

●	Not maintaining its tax compliance requirements for which our company determined that the appropriate tax accounting under ASC 740, Income Taxes was not performed impacting the deferred tax asset accounts and related financial statement disclosures.

●	Review and approval of supplier and vendor invoices and the related oversight and accuracy of recording the associated charges in our company’s books.

●	Lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in our company, there are inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

We do not disagree with DMCL on any of these matters.

DMCL’s report on its audit of our internal control over financial reporting as of February 28, 2018, expressly states that this report did not affect DMCL’s report on our company’s financial statements for the fiscal years ended February 28, 2018 and 2017

On September 21, 2018, we appointed Davidson & Company LLP (“Davidson”) as our company’s independent registered public accounting firm. The appointment of Davidson was approved by our company’s board of directors.

During our company’s fiscal years ended February 28, 2018 and 2017 and in the subsequent interim period through the date of appointment of Davidson, we have not consulted with Davidson regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Davidson provided to our company a written report or oral advice that Davidson concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with Davidson regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15I, promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2019. The ineffectiveness of our internal control over financial reporting was due to the existence of a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weakness:

(a)	not maintaining its tax compliance requirements for which the Company determined that the appropriate tax accounting under ASC 740, Income Taxes was not performed impacting the deferred tax asset accounts and related financial statement disclosures.

(b)	review and approval of supplier and vendor invoices and the related oversight and accuracy of recording the associated charges in the Company’s books.

(C)	lack of adequate oversight related to the development and performance of internal controls. Due to the limited number of personnel in the company, there are inherent limitations to segregation of duties amongst personnel to perform adequate oversight.

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

In response to the material weakness discussed above, we intend to: (1) increase our accounting personnel when funds are available which will also permit better segregation of duties; (2) prepare and implement sufficient written procedures pertaining to accounting; (3) implement a process for review and approve supplier and vendor invoices and develop procedures to monitor the related oversight and accuracy of recording the associated charges in our books; and (4) engage a third party to assist with evaluating all sources of information used in controls, developing and implementing a comprehensive control framework for this information and training on the related control execution and evidencing.

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

Davidson & Company LLP, an independent registered public accounting firm, has provided an attestation report on our internal control over financial reporting as of February 28, 2019, which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
Marc A. Bruner	Chief Executive Officer, President, Chairman and Director	69	July 18, 2018
Michael Caetano	Chief Operating Officer, Secretary, Treasurer and Director	45	July 30, 2013
Robert DaCunha	Chief Financial Officer	43	November 30, 2013
Konstantine Vatskalis	Director	62	August 23, 2018
William Via	Director	67	August 23, 2018
Brett Matich	Director	58	August 23, 2018

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

We believe Mr. Burner is qualified to serve on our board of directors because of his knowledge of our company’s current operations and his business experience as described above.

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

Robert DaCunha, Chief Financial Officer

Robert DaCunha, BA, joined our board of directors and became our chief financial officer on November 30, 2013. Mr. DaCunha earned his Bachelor of Arts degree from the University of Toronto. He has over 10 years of broad finance experience with financial institutions as well as private and public companies. He has been appointed onto the board of directors of several companies and has strong understanding of compliance and audit requirements. Mr. DaCunha is proficient in financial analysis and concentrates on the details pertaining to running a successful organization. On August 23, 2018, Mr. DaCunha resigned as a director of our company.

Konstantine Vatskalis, Director

Mr. Vatskalis joined our board of directors on August 23, 2018. Mr. Vatskalis was elected to the Legislative Assembly of the Northern Territory, Australia from 2001 to 2014, representing the seat of Casuarina and served as a minister in a variety of portfolios from 2001 to August 2012 (including Lands and planning, Multicultural Affairs, Environment, Tourism, Power and Water, Primary Industries and Fisheries, Mines and Energy, Health and Child Protection). His major contribution to the mining, oil and gas sector was the development of the Japan – China Investment Attraction Strategy which resulted in a significant increase in investment in the mining and gas sectors in the Northern Territory by these countries. The updating of the mining legislation, instigated by Mr. Vatskalis, resulted in the opening of new areas in the Northern Territory, Australia for mining and oil and gas exploration which has resulted in a significant interest by international mining, oil and gas companies for exploration in the Northern Territory, Australia. Mr. Vatskalis retired from the Legislative Assembly of the Northern Territory, Australia in September 2014. After a six month break, Mr. Vatskalis has been employed as the Regional Manager of the Northern Territory, Australia with Leukaemia Foundation since April 2015. In 2017, Mr. Vatskalis stood for election in Darwin, Northern Territory, Australia (the capital city of the Northern Territory) and he was elected as the Lord Mayor of Darwin, for a term ending in 2021. Mr. Vatskalis holds a B.App.Sc (Environmental Health), Western Australian Institute of Technology, Perth, WA, a Grad. Dip in Environmental Science from Murdoch University, Perth, WA, a Grad. Certificate in Public Sector Management from Flinders University, South Australia and he has also completed the Company Directors Course from the Australian Institute of Company Directors.

We believe Mr. Vatskalis is qualified to serve on our board of directors because of his business experience as described above

William Via, Director

Mr. Via joined our board of directors on August 23, 2018. Mr. Via is a senior executive with 30 years of experience in the oil and gas industry in domestic and international locations, managing both exploration and development groups. Since 2007, Mr. Via has provided independent upstream consulting services including evaluation of producing and non-producing properties, exploration acreage, and business / commercial opportunities. Mr. Via holds a Master’s Degree in Geoscience from University of Tennessee and Bachelors of Science in Geology from Purdue University. Mr. Via has been appointed as a member of our audit committee.

We believe Mr. Via is qualified to serve on our board of directors because of his business experience as described above

Brett Matich, Director

Mr. Matich joined our board of directors on August 23, 2018. From October 2010, Mr. Matich has served as the Chief Executive Officer of Mardu Investments Ltd. From January 2018, Mr. Matich has served as the Chief Executive Officer and President and director of Max Resource Corp., a company listed on the TSX Venture Exchange. From November 2010 to April 2016, Mr. Matich served as Chief Executive Officer and President of Enforcer Gold Corporation (formerly Natan Resources Ltd.), a company listed on the TSX Venture Exchange. From March 2013 to July 2016, Mr. Matich served as Chief Executive Officer and President of Moovly Media Inc. (formerly Pantheon Ventures Ltd.), a company listed on the TSX Venture Exchange. From January 2011 to July 2016, Mr. Matich served as the Chief Executive Officer and President of ML Gold Corp (formerly Cap-Ex Iron Ore Ltd. and Cap-Ex Ventures Ltd.), a company listed on the TSX Venture Exchange. From June 2013 to August 2014, Mr. Matich served as Managing Director of Vortex Pipers Ltd., a company listed on the Australian Securities Exchange.

We believe Mr. Matich is qualified to serve on our board of directors because of his business experience as described above

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Angela Mainardi	1	2	Nil

Code of Ethics

On December 10, 2018, our board of directors adopted a code of ethics and business conduct for directors, senior officers and employees of our company. We adopted the code of ethics and business conduct for the purpose of promoting:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
●	full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submits to, the Securities and Exchange Commission and in other public communications made by our company;
●	compliance with applicable governmental laws, rules and regulations;
●	the protection of our assets, including corporate opportunities and confidential information;
●	fair dealing practices;
●	the prompt internal reporting of violations of the code of ethics and business conduct; and
●	accountability for adherence to the code of ethics and business conduct.

Audit Committee

We have an audit committee consisting of Brett Matich, William Via and Konstantine Vatskalis. Our audit committee assists our board of directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by our company to regulatory authorities and shareholders, our systems of internal controls regarding finance and accounting and our auditing, accounting and financial reporting processes.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its board of directors or audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Nomination of Directors

On December 10, 2018, our board of directors adopted the board director nomination process. Our board of directors has determined that it is in our best interests to have director nominees recommended for the board’s selection by a majority of our independent directors in a vote in which only independent directors participate and to have the full board participate in the consideration of the board of directors nominees.

In general, when our board of directors determines that expansion of the board or replacement of a director is necessary or appropriate, our independent directors will be responsible for identifying one or more candidates to fill such directorship, investigating each candidate, evaluating his/her suitability for service on our board of directors and recommending for selection suitable candidates for nomination to our board of directors. Our independent directors may engage outside search firms to identify suitable candidates.

Stockholders desiring to suggest a candidate for consideration must do so in accordance with our bylaws and applicable securities laws, and should send a letter to our Chief Operating Officer at our principal office located at 906 12th Avenue SW, Suite 820, Calgary, AB, T2R 1K7, Canada. Candidates recommended by our stockholders will be considered in the same manner as other candidates.

Compensation Committee

Our board of directors has a compensation committee comprised of Konstantine Vatskalis and William Via. Our compensation committee has the following authority and responsibilities:

●	to review and approve annually the corporate goals and objectives applicable to the compensation of the chief executive officer (“CEO”), evaluate at least annually the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation;

●	to review and make recommendations to the board regarding the compensation of all other executive officers;

●	to review and make recommendations to the board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval of such plans by the stockholders of our company;

●	to review and discuss with management our compensation discussion and analysis (“CD&A”) and the related executive compensation information, recommend that the CD&A and related executive compensation information be included in our annual report on Form 10-K and proxy statement, and produce the compensation committee report on executive officer compensation required to be included in our proxy statement or annual report on Form 10-K;

●	to review and make recommendations to the board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

●	to determine stock ownership guidelines for the CEO and other executive officers and monitor compliance with such guidelines;

●	to review and make recommendations to the board regarding all employee benefit plans for our company, which includes the ability to adopt, amend and terminate such plans;

●	to review our incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

●	to review and recommend to the board for approval the frequency with which our company will conduct say on pay votes, taking into account the results of the most recent stockholder advisory vote on frequency of say on pay votes required by Section 14A of the Securities Exchange Act of 1934, and review and approve the proposals regarding the say on pay vote and the frequency of the say on pay vote to be included in our proxy statement; and

●	to review all director compensation and benefits for service on the board and any committees of the board at least once a year and to recommend any changes to the board as necessary.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 28, 2019;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2019 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2019 and February 28, 2018, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Marc A. Bruner (1)	2019	180,000	(4)	Nil	Nil	Nil	Nil	Nil	Nil	180,000
Chief Executive Officer, Chairman and President	2018	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil

Robert DaCunha(2)	2019	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer	2018	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil

Michael Caetano(3)	2019	120,000	(5)	Nil	Nil	Nil	Nil	Nil	Nil	120,000
Chief Operating Officer, Secretary,	2018	150,690	(5)	Nil	Nil	Nil	Nil	Nil	Nil	150,690
Treasurer and Director and Former President and Chief Executive Officer

(1)	Mr. Marc A. Bruner was appointed as our President, Chief Executive Officer, Chairman and a director on July 18, 2017.
(2)	Mr. Robert DaCunha was appointed as our Chief Financial Officer and a director on November 30, 2013. Mr. DaCunha resigned as a director on August 23, 2018.
(3)	Mr. Michael Caetano was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on July 30, 2013. Mr. Caetano resigned as our President and Chief Executive Officer on July 18, 2017 and Mr. Caetano was appointed as our Chief Operating Officer on July 18, 2017.
(4)	Mr. Bruner was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were paid.
(5)	Mr. Caetano was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were accrued.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2019:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Marc A. Bruner	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert DaCunha	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael Caetano	2,000,000	Nil	Nil	0.10	11/3/2020	Nil	Nil	Nil	Nil

Compensation of Directors

Our directors, who were not named executive officers, did not receive any compensation for the year ended February 28, 2019.

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

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership			Percent of class(1)
Common Stock	Marc A. Bruner 1155 Blake Street, Suite 1002 Denver, CO 80202	37,500,000	(2)	Indirect	30.59%
Common Stock	Michael Caetano	4,430,000	(3)	Direct/ Indirect	3.56%
Common Stock	Robert DaCunha	303,333		Direct	*
Common Stock	Konstantine Vatskalis	Nil			*
Common Stock	William Via	Nil			*
Common Stock	Brett Matich	Nil			*
	Directors & Executive Officers as a group (7 persons)	42,233,333			33.90%
Common Stock	Jaime Melo 153 Sierra Court Maple, ON L6A 2L8, Canada	17,500,000	(4)	Indirect	14.28%
Common Stock	Angela Mainardi 1503 Commercial Drive Vancouver, BC V5L 3Y1, Canada	17,500,000	(5)	Indirect	14.28%

* Less than 1%.

(1)	Percentage of ownership is based on 122,571,156 common shares issued and outstanding as of October 15, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Consists of 17,500,000 common shares owned by MAB Resources Holdings LLC and 20,000,000 common shares owned by Blue Phoenix Energy, LLC. Marc A. Bruner owns and controls MAB Resources Holdings LLC and Blue Phoenix Energy, LLC.
(3)	Includes stock options which allow the holder to purchase 2,000,000 additional shares. Includes 1,680,000 shares owned by Precision Asset Consulting Executives Inc., of which Michael Caetano beneficially owns and controls all securities.
(4)	Consists of 17,500,000 shares of our common stock owned by JM Magna Holdings LLC LLC. Jamie Melo exercises investment power over common shares owned by JM Magna Holdings LLC LLC.
(5)	Consists of 17,500,000 common shares owned by Pacific Petroleum LLC. Angela Mainardi exercises investment power over common shares owned by Pacific Petroleum LLC.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended February 28, 2019, the Company:

●	Incurred or accrued a total of $120,000 (February 28, 2018 - $150,690) in management fees to Michael Caetano, a director and officer of the Company.
●	Incurred or accrued a total of $180,000 (February 28, 2018 - $nil) in management fees to Marc Bruner, a director and officer of the Company.

Director Independence

We currently act with five directors consisting of Marc A. Bruner, Michael Caetano, Konstantine Vatskalis, William Via, and Brett Matich. Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Our common stock is also listed on the TSX Venture Exchange which imposes director independent requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we have three independent directors, Konstantine Vatskalis, William Via, and Brett Matich.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

On September 21, 2018, we dismissed Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) as our company’s independent registered public accounting firm. On September 21, 2018, we appointed Davidson as our company’s independent registered public accounting firm.

The following table sets forth the fees billed to our company for the years ended February 28, 2019 and February 28, 2019 for professional services rendered by Davidson and DMCL:

	Davidson	DMCL	DMCL
Fees	2019	2019	2018
Audit Fees	$15,620	$55,526	$73,300
Audit Related Fees	-	-	-
Tax Fees	-	-	-
Other Fees	-	-	-
Total Fees	$15,620	$55,526	$73,300

The category of “Audit-related fees” includes fees related to the performance of the audit or review of our financial statements and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our independent registered public accountants. All of the above services and fees were reviewed and approved by our board of directors (prior to the establishment of our audit committee) or our audit committee (subsequent to the establishment of our audit committee) before the respective services were rendered.

Our board of directors (prior to the establishment of our audit committee) or our audit committee (subsequent to the establishment of our audit committee) has considered the nature and amount of fees billed by our independent registered public accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of our independent registered public accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
3.6	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on January 7, 2019)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
10.2	Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)
10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
10.4	Stock Option Agreement dated November 3, 2015 with Michael Caetano (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.5	Stock Option Agreement dated November 3, 2015 with Robert DaCunha (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.6	Stock Option Agreement dated November 3, 2015 with Robert Madzej (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.7	Debt Settlement Agreement dated April 11, 2016 with Apex Energy Consultants Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.8	Debt Settlement Agreement dated April 11, 2016 with Chamonix Canada Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.9	Debt Settlement Agreement dated January 13, 2017 with Precision Asset Consulting Executives Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.10	Debt Settlement Agreement dated January 13, 2017 with Seahawk Capital Corp. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.11	Debt Settlement Agreement dated January 13, 2017 with CNK Enterprises Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.12	Debt Settlement Agreement dated January 30, 2017 with 2232985 Ontario Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)

10.13	Membership Interest Purchase Agreement dated April 7, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.14	Membership Interest Purchase Agreement dated April 7, 2017 with Grassy Butte Energy LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.15	Milestone Payment Addendum dated April 7, 2016 with Grassy Butte Energy, Ltd. and Grassy Butte, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.16	Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our quarterly report on Form 10-Q filed on October 17, 2017)
10.17	Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)
10.18	Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)
10.19	First Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.20	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.21	Second Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.22	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.23	Agreement Re: April 2017 SITLA Auction dated April 18, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company LLC (incorporated by reference from our current report on Form 8-K filed on August 24, 2017)
10.24	Debt Conversion Agreement dated November 2, 2017 with Grassy Butte Energy Ltd. (incorporated by reference from our current report on Form 8-K filed on November 9, 2017)
10.25	Debt Conversion Agreement dated December 19, 2017 with LPD Ltd. (incorporated by reference from our current report on Form 8-K filed on December 22, 2017)
10.26	Second Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.27	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.28	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.29	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.30	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.31	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.32	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)

10.33	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.34	2018 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.35	Asset Sale Agreement (incorporated by reference from our current report on Form 8-K filed on October 2, 2018)
10.36	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on December 20, 2018)
10.37	Broadcast Advertising with USA Radio (incorporated by reference from our current report on Form 8-K filed on February 8, 2019)
10.38	Investor Relations Agreement (incorporated by reference from our current report on Form 8-K filed on March 15, 2019)
10.39	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.40	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.41	Fifth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.42	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.43	Social Media Services Contract dated April 18, 2019 with Oilprice.com (incorporated by reference from our current report on Form 8-K filed on May 31, 2019
10.44	Extension Letter Agreement dated March 13, 2019 (incorporated by reference from our current report on Form 8-K filed on May 31, 2019)
10.45	Consulting Agreement with Atlanta Capital Partners, LLC dated June 13, 2019 (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.46	Statement of Work & Contract dated June 13, 2019 with AMW Public Relations Inc. (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.47	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
10.48	Non-Binding Preliminary Indication of Interest dated September 18, 2019 (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
14.1*	Code of Ethics and Business Conduct
16.1	Letter from Dale Matheson Carr-Hilton LaBonte LLP dated September 21, 2018 (incorporated by reference from our current report on Form 8-K filed on September 24, 2018)
21.1

Subsidiaries of Fortem Resources Inc.

Colony Energy, LLC, a Nevada limited liability company

Black Dragon Energy, LLC, a Nevada limited liability company

Rolling Rock Resources, LLC, a Nevada limited liability company

City of Gold, LLC, a Nevada limited liability company

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

