Form 10-Q
period 2019-05-31
Fortem Resources Inc.
filed 2019-10-18
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2019

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - unaudited)

	May 31, 2019	February 28, 2019
	$	$
ASSETS
Current assets
Cash	63,866	35,171
Receivables	10,965	12,221
Prepaid expense and deposit (Note 8)	82,055	69,753
Due from related parties (Note 8)	70,605	12,516
Total current assets	227,491	129,661

Deposit (Note 5)	42,553	43,498
Equipment (Note 4)	50,199	51,090
Investment in Asia Pacific Mining Ltd. (Note 3)	1,500,000	1,500,000
Deferred acquisition costs (Note 13)	304,945	229,994
Right to the acquisition of mineral exploration project (Note 6)	1	1
Oil and gas properties, full cost method (Note 5)	141,029,523	140,881,572
Total assets	143,154,712	142,835,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 7)	1,207,149	1,172,602
Due to related parties (Note 8)	40,354	40,354
Related party loan payable (Note 8)	57,261	57,261
Note payable (Note 9)	19,942	19,942
Total current liabilities	1,324,706	1,290,159

Long term notes payable (Note 10)	1,074,041	500,000
Asset retirement obligation (Note 11)	29,889	29,272
Deferred tax liabilities	16,215,677	16,215,677
Total liabilities	18,644,313	18,035,108

Stockholders’ equity
Share capital (Note 12)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,571,156 common shares (122,071,156 at February 28, 2019)	122,570	122,070
Additional paid in capital	160,719,464	160,533,964
Obligation to issue shares (Note 5)	3,600,000	3,600,000
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(39,548,378)	(39,072,069)
Total stockholders’ equity	124,510,399	124,800,708
Total stockholders’ equity and liabilities	143,154,712	142,835,816

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - unaudited)

	For the three months ended May 31,
	2019	2018
	$	$
General and administrative expenses
Accretion of asset retirement obligation (Note 11)	736	692
Consulting	17,885	144,863
Depreciation (Note 4)	891	891
Investor relation	2,830	4,785
Management fees	90,000	30,000
Office, travel and general	225,930	54,761
Professional fees	113,607	60,482

Loss from operations	(451,879)	(296,474)

Foreign exchange gain (loss)	1,250	(1,339)
Gain on settlement of debt (Note 7)	27,227	4,058
Interest income	212	10,699
Interest expense	(53,119)	(1,534)
	(24,430)	11,884

Loss and comprehensive loss for the period	(476,309)	(284,590)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of basic and diluted common shares outstanding	122,538,547	118,978,677

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2019	2018
	$	$
Cash flows used in operating activities
Loss for the period	(476,309)	(284,590)
Non-cash items
Accretion of asset retirement obligation	736	692
Depreciation	891	891
Gain on settlement of debt	(27,227)	(4,058)
Interest income accrued	212	(10,699)
Interest expense	53,119	1,507
Accrued management fees	30,000	30,000
Unrealized foreign exchange	614	2,609
Changes in non-cash working capital items
Receivable	1,256	(570)
Prepaid expenses and deposit	(12,302)	(2,660)
Accounts payable and accrued liabilities	(15,322)	122,425
Cash used in operating activities	(444,332)	(144,453)

Cash flows used in investing activities
Expenditures on oil and gas properties	(109,933)	(129,797)
Loan receivable	-	(9,275)
Deferred acquisition costs	(74,951)	-
Cash used in investing activities	(184,884)	(139,072)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	-	50,000
Proceeds from warrants exercised, net of issuance costs	186,000	509,479
Share subscription receivable	-	200,000
Long term notes payable	560,000	-
Net proceeds from (repaid to) related parties	(88,089)	(639,233)
Cash provided by financing activities	657,911	120,246

Change in cash	28,695	(163,279)
Cash, beginning of period	35,171	176,895
Cash, end of period	63,866	13,616

Non-cash transactions
Oil and gas properties expenditures in accounts payable	326,085	138,166

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

						Accumulated
	Share Capital		Additional	Obligation		Other	Total
	Number		Paid In	To Issue		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Deficit	Loss	Equity
		$	$	$	$	$	$
Balance, February 28, 2019	122,071,156	122,070	160,533,964	3,600,000	(39,072,069)	(383,257)	124,800,708

Warrants exercised	500,000	500	199,500	-	-	-	200,000
Share issue costs	-	-	(14,000)	-	-	-	(14,000)
Loss for the period	-	-	-	-	(476,309)	-	(476,309)
Balance, May 31, 2019	122,571,156	122,570	160,719,464	3,600,000	(39,548,378)	(383,257)	124,510,399

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2019, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $39,548,378.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited consolidated condensed interim financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 28, 2020.

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

Basic and Diluted Loss per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 2,250,000 (February 28, 2018 - 5,323,698) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

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

3. INVESTMENT IN ASIA PACIFIC MINING LTD.

In April 2017, a binding financing and option agreement (the “Agreement”) was assigned to the Company where the Company subscribed a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong and the principal activities of Asia Pacific are exploration and mining in Myanmar (Note 6) and investment holding. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program. The shares and warrants have been recorded at cost as further disclosed in Note 14.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

4. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2019 and May 31, 2019	71,284
Depreciation:
At February 28, 2019	20,194
Charge for the period	891
At May 31, 2019	21,085
Net book value:
At February 28, 2019	51,090
At May 31, 2019	50,199

5. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2019	720,060	60,373,011	39,260,344	40,528,157	140,881,572

Acquisition	-	-	25,000	25,000	50,000
Exploration	6,704	45,982	23,685	21,580	97,951

Balance, May 31, 2019	726,764	60,418,993	39,309,029	40,574,737	141,029,523

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $42,553 (February 28, 2019 - $43,498) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Godin Property (continued)

As at May 31, 2019, the Company is obligated to issue 2,000,000 common shares to one of the vendors of Colony which holds rights in the Godin property.

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($275,000 paid) until such time as the Black Dragon Cash Consideration is paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

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

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($275,000 paid) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

Within 10 business days after the later of the Company paying the Rolling Rock Cash Consideration in full or the Company meeting in full its carry obligation, the vendor agrees to convey to the Company an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before May 1, 2020 (which amount is in addition to the deposit and included in the Rolling Rock Cash Consideration set out above) and the replacement of the vendor’s bonds on or before July 1, 2019, the vendor agrees to convey to the Company an undivided 25% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets. However, if the Company fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, the Company is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

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

6. RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT

In connection to the acquisition of City of Gold, LLC in fiscal 2018, the Company owns the right to an option agreement. Under the option agreement, the vendors have agreed to grant to the Company an option (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific (Note 3) (the “Project Subsidiary”) which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

6. RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT (continued)

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

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2019	February 28, 2019
	$	$
Accounts payable	1,091,406	1,093,329
Accrued liabilities	115,743	79,274

	1,207,149	1,172,603

During the three months ended May 31, 2019, the Company entered into a settlement and release agreement to settle certain balances owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $27,227.

8. RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	May 31, 2019	February 28, 2019
	$	$
Due from a company controlled by a director	70,605	12,516
Due to directors and officers of the Company	40,354	40,354

As at May 31, 2019, the Company made prepayments of $35,000 (February 28, 2018 - $30,000) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at May 31, 2019, the Company has an accrued interest balance of $57,261 (February 28, 2019 - $57,261) in note obligations owing to a company with a common director.

Amounts due to/from related parties are unsecured with no specific terms of repayment.

9. NOTE PAYABLE

As at May 31, 2019, the Company had $19,942 (February 28, 2019 - $19,942) in short term note obligations. The note payable is unsecured, non-interest bearing and payable upon demand.

10. LONG TERM NOTES PAYABLE

As at May 31, 2019, the Company had $1,074,041 (February 28, 2019 - $500,000) in long term notes obligations due to various third parties. The notes payable are unsecured, bearing interest of 10% per annum and due from August 2020 to November 2020.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

11. ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $37,590 (February 28, 2018 - $39,035) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $29,889 (February 28, 2019 - $29,272) as at May 31, 2019.

$
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,816)
Accretion expense	2,736
Balance, February 28, 2019	29,272
Foreign exchange adjustment	(119)
Accretion expense	736
Balance, May 31, 2019	29,889

12. SHARE CAPITAL

The Company issued common shares as follows:

Three months ended May 31, 2019

In March 2019, the Company issued 500,000 shares in relation to the exercise of 500,000 warrants for total proceeds of $200,000.

The Company paid a total of $14,000 in finder’s fees in connection with the equity financing.

Year ended February 28, 2019

In March 2018, the Company issued 1,273,698 shares in relation to the exercise of 1,273,698 warrants for total proceeds of $509,479.

In July 2018, the Company issued 1,000,000 shares in relation to the exercise of 1,000,000 warrants for total proceeds of $400,000.

In October 2018, the Company issued 1,000,000 shares recorded at a value of $1,800,000 in connection to obligation to issue shares in connection to the acquisition of Colony.

In November 2018, the Company issued 300,000 shares in relation to the exercise of 300,000 options for total proceeds of $30,000.

During the year ended February 28, 2019, the Company issued 625,000 common shares for total gross proceeds of $1,250,000 pursuant to a private placement.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

12. SHARE CAPITAL (continued)

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at February 28, 2019	750,000	0.40
Exercised	(500,000)	0.40
Outstanding at May 31, 2019	250,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at May 31, 2019 is as follows:

Exercise Price		Number Outstanding	Expiry Date
$
0.40	*	250,000	September 22, 2019

* Warrants expiry date postponed due to trading blackout

The weighted average exercise price is $0.40 and weighted average life of the warrants is 0.31 year.

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the common share purchase warrant transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Options
		$
Outstanding at February 28, 2018	2,300,000	0.10
Exercised	(300,000)	0.10
Outstanding at February 28, 2019 and May 31, 2019	2,000,000	0.10

A summary of the stock options outstanding and exercisable at May 31, 2019 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,000,000	November 3, 2020	3,100,000

As at May 31, 2019, the remaining contractual life of the stock options outstanding was 1.43 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $1.65 per share as of May 31, 2019.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2019

(Expressed in US dollars – Unaudited)

13. PROPOSED TRANSACTION

In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three oil leases in north central Alberta, Canada (the “Transaction”).

As consideration for the oil leases, the Company has agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. Subsequent to May 31, 2019, the Company and the vendor entered into various extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and a total deposit of $379,894 (C$500,000) was paid.

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivable, deposit, due from related parties, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, due to related parties, related party loan payable and note payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at May 31, 2019. As at May 31, 2019, the Company’s Level 3 assets consist of shares and warrants of a private company (Note 3). The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at May 31, 2019, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

15. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at May 31, 2019
	Canada	US	Total
	$	$	$
Deposit	42,553	-	42,553
Equipment	50,199	-	50,199
Oil and gas properties, full cost method	61,145,757	79,883,766	141,029,523
	61,238,509	79,883,766	141,122,275

	As at February 28, 2019
	Canada	US	Total
	$	$	$
Deposit	43,498	-	43,498
Property and equipment	51,090	-	51,090
Oil and gas properties, full cost method	61,093,071	79,788,501	140,881,572
	61,187,659	79,788,501	140,976,160

16. SUBSEQUENT EVENTS

a)	In July 2019, the Company received a loan of $275,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 18 months.

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

On July 2, 2019, Sandra Perry resigned as a director of the Company.

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

Compeer Oil and Gas Operations

As of May 31, 2019, we have incurred $726,764 in exploration costs to drill, complete and equip the Test Well. We also recorded $29,889 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

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

Under the Black Dragon Amendment, we agreed to pay the vendor cash consideration totaling $3.9 million (the “Black Dragon Cash Consideration”) rather than the original US$2.7 million based upon the following revised payment schedule:

●	$100,000 as a non-refundable deposit within 10 business days of closing (completed and unchanged); and

●	the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 12.5% of any funds received by our Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid. Notwithstanding the foregoing: (a) the first US$1.5 million raised by our Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to our listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than December 31, 2018 (later extended to the Black Dragon Payment Deadline as described below) regardless of the amount of funds paid in connection with one or more Financings. This change modified the original requirement to pay $900,000 on or before September 1, 2017, $900,000 on or before March 1, 2018 and $800,000 on or before September 1, 2018.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended May 31, 2019 and 2018 which are included herein:

	For the three months ended
	May 31, 2019	May 31, 2018
Oil and gas sales	$-	$-
Expenses	$451,879	$296,474
Net loss	$(476,309)	$(284,590)

Revenues

During the three month period ended May 31, 2019, we did not generate any revenue (May 31, 2018 - $nil).

Expenses

Expenses increased during the three month period ended May 31, 2019 to $451,879 as compared to $296,474 during the three month period ended May 31, 2018.

The table below details the changes in major expenditures for the three months ended May 31, 2019 as compared to the corresponding three months ended May 31, 2018:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $126,978	Decrease in the current period as more consulting fees related to the oil and gas properties in Canada and US in the comparative period of 2017.

Management fees	Increase of $60,000	Increase due to management fees paid to the CEO beginning August 2018.

Office, travel and general expenses	Increase of $171,169	Increase due to more corporate activities, marketing, and travel expenses for site visits and marketing.

Professional fees	Increase of 53,125	Increase in the current period as more professional services were used for corporate filings, accounting, and professional services.

Liquidity and Capital Resources

Working Capital

	May 31, 2019	February 28, 2019
Current Assets	$227,491	$129,661
Current Liabilities	$1,324,706	$1,290,159
Working Capital (Deficiency)	$(1,097,215)	$(1,160,498)

We had cash of $63,866 and a working capital deficiency of $1,097,215 as of May 31, 2019 compared to cash of $35,171 and working capital deficiency of $1,160,498 as of February 28, 2019.

We anticipate general and administrative expense, excluding impairment of oil and gas property, if any, will be higher than fiscal 2019 during the remainder of fiscal 2020. In connection with oil and gas operations and the listing on TSX Venture Exchange, we increased the number of directors. As a result, we estimate our general and administrative expense will be higher in fiscal 2020.

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

Cash Flows

	Three months ended May 31, 2019	Three months ended May 31, 2018
Net Cash Used in Operating Activities	$(444,332)	$(144,453)
Net Cash Used in Investing Activities	$(184,884)	$(139,072)
Net Cash Provided by Financing Activities	$657,911	$120,246
Net change in Cash	$28,695	$(163,279)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2019, compared to our cash used in operating activities for the three months ended May 31, 2018, increased by $299,879, primarily due to increase in general and administrative expenses and deposits paid for the Oil Leases in the current period.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2019, compared to our cash used in investing activities for the three months ended May 31, 2018, increased by $45,812 due to investment in Asia Pacific and higher expenditures on oil and gas properties in the current period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2019, compared to our cash provided by financing activities for the three months ended May 31, 2018, increased by $537,665, primarily notes payable in the current period.

Contractual Obligations

Our future contractual obligations as of May 31, 2019 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Note payable	$19,942	$19,942	-	-	-
Long term notes payable	$1,074,041	$-	1,074,041	-	-

Outstanding Shares, Options, Warrants

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

Going Concern

Our interim financial statements and information for the period ended May 31, 2019, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $476,309 during the three month period ended May 31, 2019, and an accumulated deficit of $39,548,378 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended February 28, 2019, filed on October 15, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at May 31, 2019.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $39,548,378 as at May 31, 2019. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended May 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
3.6	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on January 7, 2019)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
10.2	Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)
10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
10.4	Stock Option Agreement dated November 3, 2015 with Michael Caetano (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.5	Stock Option Agreement dated November 3, 2015 with Robert DaCunha (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.6	Stock Option Agreement dated November 3, 2015 with Robert Madzej (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.7	Debt Settlement Agreement dated April 11, 2016 with Apex Energy Consultants Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.8	Debt Settlement Agreement dated April 11, 2016 with Chamonix Canada Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.9	Debt Settlement Agreement dated January 13, 2017 with Precision Asset Consulting Executives Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.10	Debt Settlement Agreement dated January 13, 2017 with Seahawk Capital Corp. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.11	Debt Settlement Agreement dated January 13, 2017 with CNK Enterprises Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.12	Debt Settlement Agreement dated January 30, 2017 with 2232985 Ontario Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.13	Membership Interest Purchase Agreement dated April 7, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.14	Membership Interest Purchase Agreement dated April 7, 2017 with Grassy Butte Energy LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.15	Milestone Payment Addendum dated April 7, 2016 with Grassy Butte Energy, Ltd. and Grassy Butte, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.16	Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our quarterly report on Form 10-Q filed on October 17, 2017)

10.17	Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)
10.18	Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)
10.19	First Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.20	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.21	Second Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.22	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.23	Agreement Re: April 2017 SITLA Auction dated April 18, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company LLC (incorporated by reference from our current report on Form 8-K filed on August 24, 2017)
10.24	Debt Conversion Agreement dated November 2, 2017 with Grassy Butte Energy Ltd. (incorporated by reference from our current report on Form 8-K filed on November 9, 2017)
10.25	Debt Conversion Agreement dated December 19, 2017 with LPD Ltd. (incorporated by reference from our current report on Form 8-K filed on December 22, 2017)
10.26	Second Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.27	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.28	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.29	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.30	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.31	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.32	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.33	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.34	2018 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.35	Asset Sale Agreement (incorporated by reference from our current report on Form 8-K filed on October 2, 2018)
10.36	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on December 17, 2018)
10.37	Broadcast Advertising with USA Radio (incorporated by reference from our current report on Form 8-K filed on February 8, 2019)
10.38	Investor Relations Agreement (incorporated by reference from our current report on Form 8-K filed on March 15, 2019)

10.39	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.40	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.41	Fifth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.42	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.43	Social Media Services Contract (incorporated by reference from our current report on Form 8-K filed on May 31, 2019
10.44	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on May 31, 2019)
10.45	Consulting Agreement with Atlanta Capital Partners (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.46	Statement of Work & Contract with AMW Public Relations (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.47	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
10.48	Non-Binding Preliminary Indication of Interest (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
14.1*	Code of Ethics and Business Conduct
16.1	Letter from Dale Matheson Carr-Hilton LaBonte LLP dated September 21, 2018 (incorporated by reference from our current report on Form 8-K filed on September 24, 2018)
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

