Form 10-Q
period 2019-08-31
Fortem Resources Inc.
filed 2019-10-30
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 30, 2019, there were 122,571,156 shares of common stock outstanding.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2019

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - unaudited)

	August 31, 2019	February 28, 2019
	$	$
ASSETS
Current assets
Cash	20,807	35,171
Receivables	8,845	12,221
Prepaid expense and deposit (Note 8)	61,309	69,753
Due from related parties (Note 8)	58,937	12,516
Total current assets	149,898	129,661

Deposit (Note 5)	43,513	43,498
Equipment (Note 4)	49,308	51,090
Investment in Asia Pacific Mining Ltd. (Note 3)	1,500,000	1,500,000
Deferred acquisition costs (Note 13)	379,894	229,994
Right to the acquisition of mineral exploration project (Note 6)	1	1
Oil and gas properties, full cost method (Note 5)	141,238,575	140,881,572
Total assets	143,361,189	142,835,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 7)	1,458,287	1,172,602
Due to related parties (Note 8)	40,354	40,354
Related party loan payable (Note 8)	57,261	57,261
Notes payable (Note 9)	542,822	19,942
Total current liabilities	2,098,724	1,290,159

Long term notes payable (Note 10)	858,084	500,000
Asset retirement obligation (Note 11)	31,152	29,272
Deferred tax liabilities (Note 5)	16,215,677	16,215,677
Total liabilities	19,203,637	18,035,108

Stockholders’ equity
Share capital (Note 12)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,571,156 common shares (122,071,156 at February 28, 2019)	122,570	122,070
Additional paid in capital	160,719,464	160,533,964
Obligation to issue shares (Note 5)	3,600,000	3,600,000
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(39,901,225)	(39,072,069)
Total stockholders’ equity	124,157,552	124,800,708
Total stockholders’ equity and liabilities	143,361,189	142,835,816

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2019	2018	2019	2018
	$	$	$	$
General and administrative expenses
Accretion of asset retirement obligation (Note 11)	745	685	1,481	1,377
Consulting	13,331	136,160	31,216	281,023
Depreciation (Note 4)	891	891	1,782	1,782
Investor relations	34,951	4,152	37,781	8,937
Management fees	65,000	90,000	155,000	120,000
Office, travel and general	59,857	102,952	285,787	157,713
Professional fees	104,074	76,882	217,681	137,364

Loss from operations	(278,849)	(411,722)	(730,728)	(708,196)

Foreign exchange gain (loss)	(4,325)	7,980	(3,075)	6,641
Gain on settlement of debt (Note 7)	-	-	27,227	4,058
Interest income	219	2,717	431	13,413
Interest expense	(69,892)	-	(123,011)	(1,531)
	(73,998)	10,697	(98,428)	22,581

Loss and comprehensive loss for the period	(352,847)	(401,025)	(829,156)	(685,615)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of basic and diluted common shares outstanding	122,571,156	119,895,069	122,554,852	119,436,873

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the six months ended August 31,
	2019	2018
	$	$
Cash flows used in operating activities
Loss for the period	(829,156)	(685,615)
Non-cash items
Accretion of asset retirement obligation	1,481	1,377
Depreciation	1,782	1,782
Gain on settlement of debt	(27,227)	(4,058)
Interest income accrued	431	(13,413)
Interest expense	123,011	1,508
Unrealized foreign exchange	(3,960)	928
Changes in non-cash working capital items
Receivables	3,376	(2,114)
Prepaid expenses and deposit	8,444	(152,537)
Accounts payable and accrued liabilities	44,777	183,376
Cash used in operating activities	(677,041)	(668,766)

Cash flows used in investing activities
Expenditures on oil and gas properties	(162,002)	(328,867)
Deferred acquisition costs	(149,900)	-
Cash used in investing activities	(311,902)	(328,867)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	-	1,250,000
Proceeds from warrants exercised, net of issuance costs	186,000	909,479
Share subscription receivable	-	200,000
Advances payable	835,000	-
Net proceeds from (repaid to) related parties	(46,421)	(949,321)
Cash provided by financing activities	974,579	1,410,158

Change in cash	(14,364)	412,525
Cash, beginning of period	35,171	176,895
Cash, end of period	20,807	589,420

Non-cash transactions
Oil and gas properties expenditures in accounts payable	483,068	128,820
Reclassification of long term notes payable to current	497,786	-

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

Six months ended August 31, 2019

	Share Capital		Additional	Obligation	Share		Accumulated Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
Balance, February 28, 2019	122,071,156	122,070	160,533,964	3,600,000	-	(39,072,069)	(383,257)	124,800,708

Warrants exercised	500,000	500	199,500	-	-	-	-	200,000
Share issue costs	-	-	(14,000)	-	-	-	-	(14,000)
Loss for the period	-	-	-	-	-	(476,309)	-	(476,309)
Balance, May 31, 2019	122,571,156	122,570	160,719,464	3,600,000	-	(39,548,378)	(383,257)	124,510,399

Loss for the period	-	-	-	-	-	(352,847)	-	(352,847)
Balance, August 31, 2019	122,571,156	122,570	160,719,464	3,600,000	-	(39,901,225)	(383,257)	124,157,552

Six months ended August 31, 2018

	Share Capital		Additional	Obligation	Share		Accumulated Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(200,000)	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	25,000	25	49,975	-	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	-	-	-	-	509,479
Cash for share subscriptions	-	-	-	-	200,000	-	-	200,000
Loss for the period	-	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	157,114,532	5,400,000	-	(37,807,189)	(383,257)	124,443,256

Common stock issued for cash	600,000	600	1,199,400	-	-	-	-	1,200,000
Warrants exercised	1,000,000	1,000	399,000	-	-	-	-	400,000
Loss for the period	-	-	-	-	-	(401,025)	-	(401,025)
Balance, August 31, 2018	120,771,156	120,770	158,712,932	5,400,000	-	(38,208,214)	(383,257)	125,642,231

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

(Expressed in US dollars – Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2019, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $39,901,225.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited consolidated condensed interim financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 28, 2020.

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

Basic and Diluted Loss per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 2,250,000 (February 28, 2019 - 2,750,000) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, investments and deferred acquisition costs, the assumptions used to record asset retirement obligations, the assumptions used to determine the fair value of derivative financial assets and liabilities, and valuation of share-based payments.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

(Expressed in US dollars – Unaudited)

4. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2019 and August 31, 2019	71,284
Depreciation:
At February 28, 2019	20,194
Charge for the period	1,782
At August 31, 2019	21,976
Net book value:
At February 28, 2019	51,090
At August 31, 2019	49,308

5. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2019	720,060	60,373,011	39,260,344	40,528,157	140,881,572

Acquisition	-	-	75,000	75,000	150,000
Exploration	8,649	69,478	58,192	70,684	207,003

Balance, August 31, 2019	728,709	60,442,489	39,393,536	40,673,841	141,238,575

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $43,513 (February 28, 2019 - $43,498) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

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

For the three and six months ended August 31, 2019

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

As at August 31, 2019, the Company is obligated to issue 2,000,000 common shares to one of the vendors of Colony which holds rights in the Godin property. Included in the capitalized value of the property is a deferred tax liability of $16,215,677 recorded on the acquisition of Colony.

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

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($325,000 incurred) until such time as the Black Dragon Cash Consideration is paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

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

For the three and six months ended August 31, 2019

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

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($325,000 incurred) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

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

For the three and six months ended August 31, 2019

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

For the three and six months ended August 31, 2019

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

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2019	February 28, 2019
	$	$
Accounts payable	1,309,389	1,093,328
Accrued liabilities	148,898	79,274

	1,458,287	1,172,602

During the six months ended August 31, 2019, the Company entered into a settlement and release agreement to settle certain balances owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $27,227 (August 31, 2018 - $4,058).

8. RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	August 31, 2019	February 28, 2019
	$	$
Due from a company controlled by a director	58,937	12,516
Due to directors and officers of the Company	40,354	40,354

As at August 31, 2019, the Company made prepayments of $nil (February 28, 2019 - $30,000) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at August 31, 2019, the Company has an accrued interest balance of $57,261 (February 28, 2019 - $57,261) in note obligations owing to a company with a common director.

Amounts due to/from related parties are unsecured with no specific terms of repayment.

9. NOTES PAYABLE

As at August 31, 2019, the Company had $542,822 (February 28, 2019 - $19,942) in short term notes obligations due to various third parties. A note payable of $19,942 is unsecured, non-interest bearing and payable upon demand. The remaining balance of the notes payable are unsecured, bearing interest of 10% per annum and due in August 2020.

10. LONG TERM NOTES PAYABLE

As at August 31, 2019, the Company had $858,084 (February 28, 2019 - $500,000) in long term notes obligations due to various third parties. The notes payable are unsecured, bearing interest of 10% per annum and due from November 2020 to January 2021.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

(Expressed in US dollars – Unaudited)

11. ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $37,610 (February 28, 2019 - $37,970) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $31,152 (February 28, 2019 - $29,272) as at August 31, 2019.

$
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,816)
Accretion expense	2,736
Balance, February 28, 2019	29,272
Foreign exchange adjustment	399
Accretion expense	1,481
Balance, August 31, 2019	31,152

12. SHARE CAPITAL

The Company issued common shares as follows:

Six months ended August 31, 2019

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

(Expressed in US dollars – Unaudited)

12. SHARE CAPITAL (continued)

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at February 28, 2019	750,000	0.40
Exercised	(500,000)	0.40
Outstanding at August 31, 2019	250,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at August 31, 2019 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$
0.40*	250,000	September 22, 2019

*	Warrants expiry date postponed due to trading blackout

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the share option transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Options
		$
Outstanding at February 28, 2018	2,300,000	0.10
Exercised	(300,000)	0.10
Outstanding at February 28, 2019 and August 31, 2019	2,000,000	0.10

A summary of the stock options outstanding and exercisable at August 31, 2019 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,000,000	November 3, 2020	2,900,000

As at August 31, 2019, the remaining contractual life of the stock options outstanding was 1.18 years.

The aggregate intrinsic value in the proceeding table represents the total intrinsic value, based on the Company’s closing stock price of $1.55 per share as of August 31, 2019.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

(Expressed in US dollars – Unaudited)

13. PROPOSED TRANSACTION

In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three oil leases in north central Alberta, Canada (the “Transaction”).

As consideration for the oil leases, the Company has agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. The Company and the vendor entered into an extension agreement whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and a total deposit of $456,082 (C$600,000) was paid.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at August 31, 2019. As at August 31, 2019, the Company’s Level 3 assets consist of shares and warrants of a private company (Note 3). The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at August 31, 2019, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and six months ended August 31, 2019

(Expressed in US dollars – Unaudited)

15. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at August 31, 2019
	Canada	US	Total
	$	$	$
Deposit	43,513	-	43,513
Equipment	49,308	-	49,308
Oil and gas properties, full cost method	61,171,198	80,067,377	141,238,575
	61,264,019	80,067,377	141,331,396

	As at February 28, 2019
	Canada	US	Total
	$	$	$
Deposit	43,498	-	43,498
Property and equipment	51,090	-	51,090
Oil and gas properties, full cost method	61,093,071	79,788,501	140,881,572
	61,187,659	79,788,501	140,976,160

16. CONTINGENCIES

In April 2019, a complaint was filed against the Company for intentional interference with contractual relationship, wrongful interference with prospective economic advantage, inducement of breach of contract and aiding and abetting breach of fiduciary duty by the Company through the wrongful actions of its director and chief executive officer and its director and chief operating officer. The Company’s counsel has applied to the Court seeking dismissal of the Action, which application is pending. Management believes the likelihood of an unfavorable judgment against the Company is low; as such, no amounts have been recorded as at August 31, 2019.

17. SUBSEQUENT EVENTS

a)	Subsequent to August 31, 2019, the Company received advances of approximately $261,000 from various third parties.

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

As consideration for the Oil Leases, we agreed to pay a purchase price of CDN$3,000,000 plus applicable GST, CDN$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction was expected to occur on November 15, 2018 with an option to extend the closing date 60 days upon payment of an additional deposit of CDN$100,000. In November 2018, the Company exercised the option and extended the closing of the Transaction to January 14, 2019 with a payment of CDN$100,000. In December 2018, March, June, and September 2019, the Company and the vendor entered into extension agreements whereby the closing date of the Transaction was extended to a date on or before November 19, 2019 and the deposit increased by an additional CDN$300,000 which was paid. We anticipate that the transaction will constitute an Exempt Transaction in accordance with the policies of the TSX Venture Exchange. The Agreement was entered into on September 26, 2018 but is effective as of August 1, 2018.

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

The Oil Leases

We have commenced the consultation process with the Alberta Energy Regulator (AER) and other Alberta government agencies, along with Bigstone Cree Nation, a First Nations band party to Treaty Eight and other interested stakeholders. Accordingly, participation in the consultation process is a pre-requisite to commencing operations on the Oil Leases. Assuming closing of the Transaction, we hope to commence initial drilling and work in the first quarter of 2020, once the consultation process has been completed.

Compeer Oil and Gas Operations

As of August 31, 2019, we have incurred $728,709 in exploration costs to drill, complete and equip the Test Well. We also recorded $31,152 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at October 30, 2019, it is too early to provide stabilized production forecasts.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended August 31, 2019 and 2018 which are included herein:

	For the three months ended		For the six months ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Oil and gas sales	$-	$-	$-	$-
Expenses	$278,849	$411,722	$730,728	$708,196
Net loss	$(352,847)	$(401,025)	$(829,156)	$(685,615)

Revenues

During the six months ended August 31, 2019, we did not generate any revenue (August 31, 2018 - $nil).

Expenses

Expenses increased during the six months ended August 31, 2019 to $730,728 as compared to $708,196 during the six months ended August 31, 2018.

The table below details the changes in major expenditures for the three months ended August 31, 2019 as compared to the corresponding three months ended August 31, 2018:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $122,829	Decrease in the current period as consulting fees related to the oil and gas properties in Canada and US are capitalized in fiscal 2020.
Management fees	Decrease of $25,000	Decrease due to lower management fees paid to the CEO.
Office, travel and general expenses	Decrease of $43,095	Decrease due to less corporate activities and lower travel expenses for site visits and marketing.
Professional fees	Increase of $27,192	Increase in the current period as more professional services were used for corporate filings, accounting, and professional services.

The table below details the changes in major expenditures for the six months ended August 31, 2019 as compared to the corresponding six months ended August 31, 2018:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $249,807	Decrease in the current period as consulting fees related to the oil and gas properties in Canada and US are capitalized in fiscal 2020.
Management fees	Increase of $35,000	Increase due to management fees paid to the CEO beginning August 2018.
Office, travel and general expenses	Increase of $128,074	Increase due to more corporate activities, higher insurance costs, marketing, and travel expenses for site visits and marketing.
Professional fees	Increase of 80,317	Increase in the current period as more professional services were used for corporate filings, accounting, and professional services.

Liquidity and Capital Resources

Working Capital

	August 31, 2019	February 28, 2019
Current Assets	$149,898	$129,661
Current Liabilities	$2,098,724	$1,290,159
Working Capital (Deficiency)	$(1,948,826)	$(1,160,498)

We had cash of $20,807 and a working capital deficiency of $1,948,826 as of August 31, 2019 compared to cash of $35,171 and working capital deficiency of $1,160,498 as of February 28, 2019.

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

Cash Flows

	Six months ended August 31, 2019	Six months ended August 31, 2018
Net Cash Used in Operating Activities	$(677,041)	$(668,766)
Net Cash Used in Investing Activities	$(311,902)	$(328,867)
Net Cash Provided by Financing Activities	$974,579	$1,410,158
Net change in Cash	$(14,364)	$412,525

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2019, compared to our cash used in operating activities for the six months ended August 31, 2018, increased by $8,275, primarily due to increase in general and administrative expenses but offset by accrued interest expense.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2019, compared to our cash used in investing activities for the six months ended August 31, 2018, decreased by $16,965 due to lower expenditures on oil and gas properties but offset by deferred acquisition costs in the current period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2019, compared to our cash provided by financing activities for the six months ended August 31, 2018, decreased by $435,579, primarily due to more financings were completed in the comparative period.

Contractual Obligations

Our future contractual obligations as of August 31, 2019 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$542,822	$542,822	-	-	-
Long term notes payable	$858,084	$-	858,084	-	-

Outstanding Shares, Options, Warrants

As of October 30, 2019, we have 122,571,156 shares of common stock outstanding, 2,000,000 stock options outstanding and 250,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended August 31, 2019, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $829,156 during the six month period ended August 31, 2019, and an accumulated deficit of $39,901,225 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at August 31, 2019.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $39,901,225 as at August 31, 2019. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the six month period ended August 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
3.6	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on January 7, 2019)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
10.2	Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)
10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
10.4	Stock Option Agreement dated November 3, 2015 with Michael Caetano (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.5	Stock Option Agreement dated November 3, 2015 with Robert DaCunha (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.6	Stock Option Agreement dated November 3, 2015 with Robert Madzej (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.7	Debt Settlement Agreement dated April 11, 2016 with Apex Energy Consultants Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.8	Debt Settlement Agreement dated April 11, 2016 with Chamonix Canada Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.9	Debt Settlement Agreement dated January 13, 2017 with Precision Asset Consulting Executives Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.10	Debt Settlement Agreement dated January 13, 2017 with Seahawk Capital Corp. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.11	Debt Settlement Agreement dated January 13, 2017 with CNK Enterprises Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.12	Debt Settlement Agreement dated January 30, 2017 with 2232985 Ontario Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.13	Membership Interest Purchase Agreement dated April 7, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.14	Membership Interest Purchase Agreement dated April 7, 2017 with Grassy Butte Energy LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.15	Milestone Payment Addendum dated April 7, 2016 with Grassy Butte Energy, Ltd. and Grassy Butte, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.16	Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our quarterly report on Form 10-Q filed on October 17, 2017)

10.17	Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)
10.18	Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)
10.19	First Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.20	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.21	Second Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.22	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.23	Agreement Re: April 2017 SITLA Auction dated April 18, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company LLC (incorporated by reference from our current report on Form 8-K filed on August 24, 2017)
10.24	Debt Conversion Agreement dated November 2, 2017 with Grassy Butte Energy Ltd. (incorporated by reference from our current report on Form 8-K filed on November 9, 2017)
10.25	Debt Conversion Agreement dated December 19, 2017 with LPD Ltd. (incorporated by reference from our current report on Form 8-K filed on December 22, 2017)
10.26	Second Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.27	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.28	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.29	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.30	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.31	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.32	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.33	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.34	2018 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.35	Asset Sale Agreement (incorporated by reference from our current report on Form 8-K filed on October 2, 2018)
10.36	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on December 20, 2018)
10.37	Broadcast Advertising with USA Radio (incorporated by reference from our current report on Form 8-K filed on February 8, 2019)

10.38	Investor Relations Agreement (incorporated by reference from our current report on Form 8-K filed on March 15, 2019)
10.39	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.40	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.41	Fifth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.42	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.43	Social Media Services Contract (incorporated by reference from our current report on Form 8-K filed on May 31, 2019
10.44	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on May 31, 2019)
10.45	Consulting Agreement with Atlanta Capital Partners (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.46	Statement of Work & Contract with AMW Public Relations (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.47	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
10.48	Non-Binding Preliminary Indication of Interest (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference from our annual report on Form 10-K filed on October 18, 2019)
16.1	Letter from Dale Matheson Carr-Hilton LaBonte LLP dated September 21, 2018 (incorporated by reference from our current report on Form 8-K filed on September 24, 2018)
21.1	Subsidiaries of Fortem Resources Inc.

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

Date: October 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Marc A. Bruner
Marc A. Bruner
Chief Executive Officer, President, Chairman and Director
(Principal Executive Officer)

Date: October 30, 2019

By	/s/ Robert DaCunha
Robert DaCunha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 30, 2019

By	/s/ Michael Caetano
Michael Caetano
Chief Operating Officer, Secretary, Treasurer and Director

Date: October 30, 2019

By	/s/ Konstantine Vatskalis
Konstantine Vatskalis
Director

Date: October 30, 2019

By	/s/ William Via
William Via
Director

Date: October 30, 2019

By	/s/ Brett Matich
Brett Matich
Director

Date: October 30, 2019

