Form 10-Q
period 2019-11-30
Fortem Resources Inc.
filed 2020-01-09
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of January 9, 2020, there were 122,571,156 shares of common stock outstanding.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - unaudited)

	November 30, 2019	February 28, 2019
	$	$
ASSETS
Current assets
Cash	66,594	35,171
Receivables	6,253	12,221
Prepaid expense and deposit (Note 8)	31,185	69,753
Due from related parties (Note 8)	72,373	12,516
Total current assets	176,405	129,661

Deposit (Note 5)	43,740	43,498
Equipment (Note 4)	48,417	51,090
Investment in Asia Pacific Mining Ltd. (Note 3)	1,500,000	1,500,000
Deferred acquisition costs (Note 13)	379,894	229,994
Right to the acquisition of mineral exploration project (Note 6)	1	1
Oil and gas properties, full cost method (Note 5)	141,350,964	140,881,572
Total assets	143,499,421	142,835,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 7)	1,508,173	1,172,602
Due to related parties (Note 8)	63,105	40,354
Related party loan payable (Note 8)	57,261	57,261
Notes payable (Note 9)	1,148,778	19,942
Total current liabilities	2,777,317	1,290,159

Long term notes payable (Note 10)	766,275	500,000
Asset retirement obligation (Note 11)	31,907	29,272
Deferred tax liabilities (Note 5)	16,215,677	16,215,677
Total liabilities	19,791,176	18,035,108

Stockholders’ equity
Share capital (Note 12)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,571,156 common shares (122,071,156 at February 28, 2019)	122,570	122,070
Additional paid in capital	160,719,464	160,533,964
Obligation to issue shares (Note 5)	3,600,000	3,600,000
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(40,350,532)	(39,072,069)
Total stockholders’ equity	123,708,245	124,800,708
Total stockholders’ equity and liabilities	143,499,421	142,835,816

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2019	2018	2019	2018
	$	$	$	$

General and administrative expenses
Accretion of asset retirement obligation (Note 11)	746	685	2,227	2,062
Consulting	16,341	75,578	47,557	356,601
Depreciation (Note 4)	891	891	2,673	2,673
Investor relations	3,399	26,197	41,180	35,134
Management fees	30,000	90,000	185,000	210,000
Office, travel and general	84,735	74,070	370,522	231,783
Professional fees	280,044	92,293	497,725	229,657

Loss from operations	(416,156)	(359,714)	(1,146,884)	(1,067,910)

Foreign exchange loss	(132)	(9,053)	(3,207)	(2,412)
Gain on settlement of debt (Note 7)	-	-	27,227	4,058
Interest income	222	1,879	653	15,292
Interest expense	(33,241)	-	(156,252)	(1,531)
	(33,151)	(7,174)	(131,579)	15,407

Loss and comprehensive loss for the period	(449,307)	(366,888)	(1,278,463)	(1,052,503)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of basic and diluted common shares outstanding	122,571,156	121,362,365	122,560,247	120,074,036

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the nine months ended November 30,
	2019	2018
	$	$

Cash flows used in operating activities
Loss for the period	(1,278,463)	(1,052,503)
Non-cash items
Accretion of asset retirement obligation	2,227	2,062
Depreciation	2,673	2,673
Gain on settlement of debt	(27,227)	(4,058)
Interest income accrued	653	(15,291)
Interest expense	156,252	1,508
Unrealized foreign exchange	(2,979)	6,243
Changes in non-cash working capital items
Receivable	5,968	(2,234)
Prepaid expenses and deposit	38,568	(85,955)
Accounts payable and accrued liabilities	138,844	246,870
Cash used in operating activities	(963,484)	(900,685)

Cash flows used in investing activities
Expenditures on oil and gas properties	(320,278)	(501,057)
Deferred acquisition costs	(149,900)	(229,994)
Cash used in investing activities	(470,178)	(731,051)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	-	1,250,000
Proceeds from warrants exercised, net of issuance costs	186,000	909,479
Proceeds from options exercised	-	30,000
Share subscription receivable	-	200,000
Advances payable	1,316,191	100,000
Net proceeds repaid to related parties	(37,106)	(974,568)
Cash provided by financing activities	1,465,085	1,514,911

Change in cash	31,423	(116,825)
Cash, beginning of period	35,171	176,895
Cash, end of period	66,594	60,070

Non-cash transactions
Common stock issued for obligation to issue shares	-	1,800,000
Oil and gas properties expenditures in accounts payable	437,181	94,499

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

Nine months ended November 30, 2019

							Accumulated
	Share Capital		Additional	Obligation	Share		Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
Balance, February 28, 2019	122,071,156	122,070	160,533,964	3,600,000	-	(39,072,069)	(383,257)	124,800,708

Warrants exercised	500,000	500	199,500	-	-	-	-	200,000
Share issue costs	-	-	(14,000)	-	-	-	-	(14,000)
Loss for the period	-	-	-	-	-	(476,309)	-	(476,309)
Balance, May 31, 2019	122,571,156	122,570	160,719,464	3,600,000	-	(39,548,378)	(383,257)	124,510,399

Loss for the period	-	-	-	-	-	(352,847)	-	(352,847)
Balance, August 31, 2019	122,571,156	122,570	160,719,464	3,600,000	-	(39,901,225)	(383,257)	124,157,552

Loss for the period	-	-	-	-	-	(449,307)	-	(449,307)
Balance, November 30, 2019	122,571,156	122,570	160,719,464	3,600,000	-	(40,350,532)	(383,257)	123,708,245

Nine months ended November 30, 2018

							Accumulated
	Share Capital		Additional	Obligation	Share		Other	Total
	Number		Paid In	To Issue	Subscriptions		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Receivable	Deficit	Loss	Equity
		$	$	$	$	$	$	$
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(200,000)	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	25,000	25	49,975	-	-	-	-	50,000
Warrants exercised	1,273,698	1,272	508,207	-	-	-	-	509,479
Cash for share subscriptions	-	-	-	-	200,000	-	-	200,000
Loss for the period	-	-	-	-	-	(284,590)	-	(284,590)
Balance, May 31, 2018	119,171,156	119,170	157,114,532	5,400,000	-	(37,807,189)	(383,257)	124,443,256

Common stock issued for cash	600,000	600	1,199,400	-	-	-	-	1,200,000
Warrants exercised	1,000,000	1,000	399,000	-	-	-	-	400,000
Loss for the period	-	-	-	-	-	(401,025)	-	(401,025)
Balance, August 31, 2018	120,771,156	120,770	158,712,932	5,400,000	-	(38,208,214)	(383,257)	125,642,231

Common stock issued for obligation to issue shares	1,000,000	1,000	1,799,000	(1,800,000)	-	-	-	-
Options exercised	300,000	300	29,700	-	-	-	-	30,000
Loss for the period	-	-	-	-	-	(366,888)	-	(366,888)
Balance, November 30, 2018	122,071,156	122,070	160,541,632	3,600,000	-	(38,575,102)	(383,257)	125,305,343

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated condensed interim financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2019, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $40,350,532.

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

On July 16, 2019, the Company’s common shares ceased trading on the TSX Venture Exchange pursuant to a cease trade order (“CTO”) issued by the Alberta Securities Commission (“ASC”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 28, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited consolidated condensed interim financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending February 28, 2020.

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
For the three and nine months ended November 30, 2019
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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

4. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2019 and November 30, 2019	71,284
Depreciation:
At February 28, 2019	20,194
Charge for the period	2,673
At November 30, 2019	22,867
Net book value:
At February 28, 2019	51,090
At November 30, 2019	48,417

5. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2019	720,060	60,373,011	39,260,344	40,528,157	140,881,572

Acquisition	-	-	75,000	75,000	150,000
Exploration	12,624	96,793	72,924	137,051	319,392

Balance, November 30, 2019	732,684	60,469,804	39,408,268	40,740,208	141,350,964

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $43,740 (February 28, 2019 - $43,498) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

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

For the three and nine months ended November 30, 2019

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

As at November 30, 2019, the Company is obligated to issue 2,000,000 common shares valued at $3,600,000 to one of the vendors of Colony which holds rights in the Godin property. These shares are to be issued on each of the second and third anniversaries of the closing date. 1,000,000 shares due on the second anniversary cannot currently be issued due to the CTO issued to the Company (Note 1). The Company has not received a notice of default from the vendor. Included in the capitalized value of the property is a deferred tax liability of $16,215,677 recorded on the acquisition of Colony.

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

The Company has received an extension on the bi-monthly $25,000 payment to February 1, 2020 and the Company is currently in negotiations to amend the terms of the acquisition.

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

For the three and nine months ended November 30, 2019

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

The Company has received an extension on the bi-monthly $25,000 payment to February 1, 2020 and the Company is currently in negotiations to amend the terms of the acquisition.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Rolling Rock Property (continued)

Within 10 business days after the later of the Company paying the Rolling Rock Cash Consideration in full or the Company meeting in full its carry obligation, the vendor agrees to convey to the Company an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before May 1, 2020 (which amount is in addition to the deposit and included in the Rolling Rock Cash Consideration set out above) and the replacement of the vendor’s bonds (completed), the vendor agrees to convey to the Company an undivided 25% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets. However, if the Company fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, the Company is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

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

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

6. RIGHTS TO THE ACQUISITION OF MINERAL EXPLORATION PROJECT (continued)

Upon the closing of the Final Funding Tranche, the Company will have earned the Option.

Once it has exercised the Option, the Company may, at its discretion, require Asia Pacific to transfer the Project Subsidiary to another Canadian publicly listed company to be selected by the Company (“Acquisition Co.”) (if the Project Subsidiary is not transferred to another Canadian publicly listed company, Acquisition Co. means the Company) for an exercise price consisting of $7,000,000 in cash and thirty percent of the issued and outstanding share capital of Acquisition Co. (calculated on a fully diluted basis, excluding up to 10% in stock options, but including shares Acquisition Co. may have issued in order to raise the exercise price of $7,000,000 and an additional $5,000,000 in working capital). Half of the cash portion of the exercise price must be paid upon exercise of the Option; the balance is to be paid on the first anniversary of the exercise and is to be evidenced by a one-year secured term note. Although the Company has the right to select Acquisition Co., it must select a Canadian publicly listed company that meets certain criteria – at exercise of the Option, Acquisition Co. must have less than $100,000 in liabilities and $5,000,000 or more in working capital and Asia Pacific will have the right to nominate 30% of its directors.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2019	February 28, 2019
	$	$
Accounts payable	1,378,012	1,093,328
Accrued liabilities	130,161	79,274
	1,508,173	1,172,602

During the nine months ended November 30, 2019, the Company entered into a settlement and release agreement to settle certain balances owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $27,227 (November 30, 2018 - $4,058).

8. RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	November 30, 2019	February 28, 2019
	$	$
Due from a company controlled by a director	72,373	12,516
Due to directors and officers of the Company	63,105	40,354

As at November 30, 2019, the Company made prepayments of $nil (February 28, 2019 - $30,000) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at November 30, 2019, the Company has an accrued interest balance of $57,261 (February 28, 2019 - $57,261) in note obligations owing to a company with a common director.

Amounts due to/from related parties are unsecured with no specific terms of repayment.

9. NOTES PAYABLE

As at November 30, 2019, the Company had $1,148,778 (February 28, 2019 - $19,942) in short term notes obligations due to various third parties. A note payable of $19,942 is unsecured, non-interest bearing and payable upon demand. The remaining balance of the notes payable are unsecured, bearing interest of 10% per annum and due from August to November 2020.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

10. LONG TERM NOTES PAYABLE

As at November 30, 2019, the Company had $766,275 (February 28, 2019 - $500,000) in long term notes obligations due to various third parties. The notes payable are unsecured, bearing interest of 10% per annum and due from January 2021 to May 2021.

11. ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $37,625 (February 28, 2019 - $37,970) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $31,907 (February 28, 2019 - $29,272) as at November 30, 2019.

$
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,816)
Accretion expense	2,736
Balance, February 28, 2019	29,272
Foreign exchange adjustment	408
Accretion expense	2,227
Balance, November 30, 2019	31,907

12. SHARE CAPITAL

The Company issued common shares as follows:

Nine months ended November 30, 2019

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

12. SHARE CAPITAL (continued)

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at February 28, 2019	750,000	0.40
Exercised	(500,000)	0.40
Outstanding at November 30, 2019	250,000	0.40

A summary of the common share purchase warrants outstanding and exercisable at November 30, 2019 is as follows:

Exercise Price	Number Outstanding	Original Expiry Date
$
0.40*	250,000	September 22, 2019

* Warrants expiry date postponed due to trading blackout

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the share option transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Options
		$
Outstanding at February 28, 2018	2,300,000	0.10
Exercised	(300,000)	0.10
Outstanding at February 28, 2019 and November 30, 2019	2,000,000	0.10

A summary of the stock options outstanding and exercisable at November 30, 2019 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,000,000	November 3, 2020	2,280,000

As at November 31, 2019, the remaining contractual life of the stock options outstanding was 0.93 years.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing OTC stock price of $1.24 per share as of November 30, 2019.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended November 30, 2019

(Expressed in US dollars – Unaudited)

13. PROPOSED TRANSACTION

In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three oil leases in north central Alberta, Canada (the “Transaction”).

As consideration for the oil leases, the Company has agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. The Company and the vendor subsequently entered into an extension agreement whereby the closing date of the Transaction was extended to a date on or before February 19, 2020 and a total deposit of $379,894 (C$500,000) (February 28, 2019 - $229,994) has been paid (net of a previously issued deposit cheque returned to the Company). If the CTO is not removed by January 27, 2020, the agreement will be considered to be in default. Further, if the CTO is removed before January 27, 2020, the Company is required to pay C$200,000 within 15 days of the removal.

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivables, deposit, due from related parties, investment in Asia Pacific Mining Ltd, accounts payable and accrued liabilities, due to related parties, related party loan payable and notes payable approximate their carrying value due to the short-term nature of those instruments.

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

The Company had certain level 3 assets required to be recorded at fair value on a recurring basis in accordance with US GAAP as at November 30, 2019. As at November 30, 2019, the Company’s Level 3 assets consist of shares and warrants of a private company (Note 3). The resulting level 3 assets have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable. As at November 30, 2019, the fair value of the level 3 assets was equal to $1,500,000 with their fair value based on the price paid to acquire the investment.

15. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at November 30, 2019
	Canada	US	Total
	$	$	$
Deposit	43,740	-	43,740
Equipment	48,417	-	48,417
Oil and gas properties, full cost method	61,202,488	80,148,476	141,350,964
	61,294,645	80,148,476	141,443,121

15. SEGMENTED INFORMATION (continued)

	As at February 28, 2019
	Canada	US	Total
	$	$	$
Deposit	43,498	-	43,498
Property and equipment	51,090	-	51,090
Oil and gas properties, full cost method	61,093,071	79,788,501	140,881,572
	61,187,659	79,788,501	140,976,160

16. CONTINGENCIES

In April 2019, a complaint was filed against the Company for intentional interference with contractual relationship, wrongful interference with prospective economic advantage, inducement of breach of contract and aiding and abetting breach of fiduciary duty by the Company through the wrongful actions of its director and chief executive officer and its director and chief operating officer. The Company’s counsel has applied to the Court seeking dismissal of the Action, which application is pending. Management believes the likelihood of an unfavorable judgment against the Company is low; as such, no amounts have been recorded as at November 30, 2019.

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

As consideration for the Oil Leases, we agreed to pay a purchase price of CDN$3,000,000 plus applicable GST, CDN$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction was expected to occur on November 15, 2018 with an option to extend the closing date 60 days upon payment of an additional deposit of CDN$100,000. In November 2018, the Company exercised the option and extended the closing of the Transaction to January 14, 2019 with a payment of CDN$100,000. The Company and the vendor subsequently entered into an extension agreement whereby the closing date of the Transaction was extended to a date on or before February 19, 2020 and a total deposit of CDN$500,000 has been paid. The Agreement was entered into on September 26, 2018 but is effective as of August 1, 2018.

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

The Oil Leases

We have commenced the consultation process with the Alberta Energy Regulator (AER) and other Alberta government agencies, along with Bigstone Cree Nation, a First Nations band party to Treaty Eight and other interested stakeholders. Accordingly, participation in the consultation process is a pre-requisite to commencing operations on the Oil Leases. Assuming closing of the Transaction, we hope to commence initial drilling and work in the first quarter of 2021, once the consultation process has been completed.

Compeer Oil and Gas Operations

As of November 30, 2019, we have incurred $732,684 in exploration costs to drill, complete and equip the Test Well. We also recorded $31,907 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at January 9, 2020, it is too early to provide stabilized production forecasts.

Future Development Costs for Compeer

During fiscal 2020/2021, we plan to focus on the exploration and drilling of the Farmout Lands, identify and complete additional asset acquisition(s), and pursue joint venture agreements with third parties to explore for oil and gas in Canada and the United States.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended November 30, 2019 and 2018 which are included herein:

	For the three months ended		For the nine months ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Oil and gas sales	$-	$-	$-	$-
Expenses	$416,156	$359,714	$1,148,884	$1,067,910
Net loss	$(449,307)	$(366,888)	$(1,278,463)	$(1,052,503)

Revenues

During the nine months ended November 30, 2019, we did not generate any revenue (November 30, 2018 - $nil).

Expenses

Expenses increased during the nine months ended November 30, 2019 to $1,146,884 as compared to $1,067,910 during the nine months ended November 30, 2018.

The table below details the changes in major expenditures for the three months ended November 30, 2019 as compared to the corresponding three months ended November 30, 2018:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $59,237	Decrease in the current period as consulting fees related to the oil and gas properties in Canada and US are capitalized in fiscal 2020.

Management fees	Decrease of $60,000	Decrease due to no management fees paid to the CEO.

Office, travel and general expenses	Increase of $10,665	Increase due to more corporate activities, higher insurance costs, marketing, and travel expenses for site visits and marketing.

Professional fees	Increase of $187,751	Increase in the current period as more professional services were used for corporate filings, accounting, and professional services.

The table below details the changes in major expenditures for the nine months ended November 30, 2019 as compared to the corresponding nine months ended November 30, 2018:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $309,044	Decrease in the current period as consulting fees related to the oil and gas properties in Canada and US are capitalized in fiscal 2020.

Management fees	Decrease of $25,000	Decrease due to lower management fees paid to the CEO.

Office, travel and general expenses	Increase of $138,739	Increase due to more corporate activities, higher insurance costs, marketing, and travel expenses for site visits and marketing.

Professional fees	Increase of 268,068	Increase in the current period as more professional services were used for corporate filings, accounting, and professional services.

Liquidity and Capital Resources

Working Capital

	November 30, 2019	February 28, 2019
Current Assets	$176,405	$129,661
Current Liabilities	$2,777,317	$1,290,159
Working Capital (Deficiency)	$(2,600,912)	$(1,160,498)

We had cash of $66,597 and a working capital deficiency of $2,600,912 as of November 30, 2019 compared to cash of $35,171 and working capital deficiency of $1,160,498 as of February 28, 2019.

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

Cash Flows

	Nine months ended November 30, 2019	Nine months ended November 30, 2018
Net Cash Used in Operating Activities	$(963,484)	$(900,685)
Net Cash Used in Investing Activities	$(470,178)	$(731,051)
Net Cash Provided by Financing Activities	$1,465,085	$1,514,911
Net change in Cash	$(31,423)	$(116,825)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2019, compared to our cash used in operating activities for the nine months ended November 30, 2018, increased by $62,799, primarily due to increase in general and administrative expenses but offset by accrued interest expense.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2019, compared to our cash used in investing activities for the nine months ended November 30, 2018, decreased by $260,873 due to lower expenditures on oil and gas properties and deferred acquisition costs.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2019, compared to our cash provided by financing activities for the nine months ended November 30, 2018, decreased by $49.826, primarily due to notes payable financing completed in the current period.

Contractual Obligations

Our future contractual obligations as of November 30, 2019 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$1,148,778	$1,148,778	-	-	-
Long term notes payable	$766,275	$-	766,275	-	-

Outstanding Shares, Options, Warrants

As of January 9, 2020, we have 122,571,156 shares of common stock outstanding, 2,000,000 stock options outstanding and 250,000 warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our interim financial statements and information for the period ended November 30, 2019, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $1,278,463 during the nine month period ended November 30, 2019, and an accumulated deficit of $40,350,532 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at November 30, 2019.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $40,350,532 as at November 30, 2019. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the nine month period ended November 30, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Date: January 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Marc A. Bruner
Marc A. Bruner
Chief Executive Officer, President, Chairman and Director
(Principal Executive Officer)

Date: January 9, 2020

By	/s/ Robert DaCunha
Robert DaCunha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: January 9, 2020

By	/s/ Michael Caetano
Michael Caetano
Chief Operating Officer, Secretary, Treasurer and Director

Date: January 9, 2020

By	/s/ Konstantine Vatskalis
Konstantine Vatskalis
Director

Date: January 9, 2020

By	/s/ William Via
William Via
Director

Date: January 9, 2020

By	/s/ Brett Matich
Brett Matich
Director

Date: January 9, 2020

