Form 10-K
period 2020-02-29
Fortem Resources Inc.
filed 2020-07-21
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes [  ] No [X]

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 20, 2020, there were 122,571,156 shares of common stock outstanding.

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

As consideration for the Oil Leases, we agreed to pay a purchase price of CDN$3,000,000 plus applicable GST, CDN$200,000 of which was paid as an initial deposit upon the execution of the Agreement. The closing of the Transaction was expected to occur on November 15, 2018 with an option to extend the closing date 60 days upon payment of an additional deposit of CDN$100,000. In November 2018, the Company exercised the option and extended the closing of the Transaction to January 14, 2019 with a payment of CDN$100,000. The Company and the vendor subsequently entered into an extension agreement whereby the closing date of the Transaction was extended to a date on or before February 19, 2020 and a total deposit of CDN$500,000 has been paid. During the year ended February 29, 2020, the Agreement was in default and the Company wrote off the deposit of CDN$500,000.

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

Compeer Oil and Gas Operations

As of February 29, 2020, we have incurred $383,228 in exploration costs to drill, complete and equip the Test Well. We also recorded $32,310 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

As at July 20, 2020, it is too early to provide stabilized production forecasts.

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

On May 16, 2019, but effective as of March 1, 2017, we entered into a fourth amendment to purchase and sale agreement (the “Black Dragon Fourth Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Fourth Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until May 1, 2020.

In consideration of the various extensions provided for under the Black Dragon Fourth Amendment, the Company has agreed to issue 300,000 common shares to the vendor at a deemed price of $1.50 per common share.

On May 22, 2020, but effective as of March 1, 2017, we entered into a fifth amendment to purchase and sale agreement (the “Black Dragon Fourth Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Fourth Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until August 1, 2020.

On July 18, 2020, but effective as of March 1, 2017, we entered into a sixth amendment to purchase and sale agreement (the “Black Dragon Fifth Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Fifth Amendment has the effect of:

●	postponing payment of the remaining US$3.8 million owed under the Black Dragon PSA relating to the Moenkopi Formation until receipt of the proceeds of one or more financings by the Company, in which case the Company must pay 12.5% of the proceeds of each financing close until payment in full;

●	extending the outside date of full payment of the remaining US$3.8 million to November 1, 2020;

●	extending the “Obligation Deadline” for drilling obligations to A November 1, 2020;

●	requiring the Company to re-enter and perform workover operations reasonably aimed at cleaning out the bore of the Wellington Flats Well and restoring that well to production on or prior to November 1, 2020; and

●	extending the deadline for bond replacement to November 1, 2020.

Carry Obligation

Under the Black Dragon PSA, and in addition to the cash consideration, Black Dragon has agreed to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Black Dragon pays the full cash consideration set out above or (ii) the date that Black Dragon pays all costs and expenses for the drilling, logging, testing and completion two new wells, each well with a horizontal leg extending at least 2,000’ in the target zone within the Moenkopi formation (the “Two Obligation Wells”). Black Dragon is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before November 1, 2020, failing which, Black Dragon’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

On May 16, 2019, but effective as of March 1, 2017, we entered into a fifth amendment to purchase and sale agreement (the “Rolling Rock Fifth Amendment”), which amended the terms of the Rolling Rock PSA. The Rolling Rock Fifth Amendment has the effect of postponing certain payments relating to the Mancos formation under the Rolling Rock PSA until May 1, 2020.

In consideration of the various extensions provided for under the Rolling Rock Fifth Amendment, the Company has agreed to issue 300,000 common shares to the vendor at a deemed price of $1.50 per common share.

On May 22, 2020, but effective as of March 1, 2017, we entered into a sixth amendment to purchase and sale agreement (the “Rolling Rock Sixth Amendment”), which amended the terms of the Rolling Rock PSA. The Rolling Rock Sixth Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until August 1, 2020.

On July 18, 2020, but effective as of March 1, 2017, we entered into a seventh amendment to purchase and sale agreement (the “Rolling Rock Seventh Amendment”), which amended the terms of the Rolling Rock PSA. The Rolling Rock Seventh Amendment has the effect of:

●	postponing payment of the remaining US$5.3 million owed under the Rolling Rock PSA relating to the Mancos Formation until receipt of the proceeds of one or more financings by the Company, in which case the Company must pay 12.5% of the proceeds of each financing close until payment in full;

●	extending payment of an additional US$300,000 as the Workover Funds on or before November 1, 2020 (which Workover Funds are separate from and in addition to the cash consideration of US$5.3 million);

●	extending the outside date of full payment of the remaining US$5.3 million to November 1, 2020 (the “Rolling Rock Payment Deadline”);

●	extending the “Obligation Deadline” for drilling obligations to November 1, 2020; and

●	extending the deadline for bond replacement to November 1, 2020.

Carry Obligation

Under the Rolling Rock PSA, and in addition to the cash consideration, Rolling Rock has agreed to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that Rolling Rock pays the full cash consideration set out above or (ii) the date that Rolling Rock pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000’ in the target zone within the Mancos formation (the “Three Obligation Wells”). Rolling Rock is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before November 1, 2020, failing which, Rolling Rock’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

Within 10 business days after the later of Rolling Rock paying the cash consideration in full or Rolling Rock meeting in full its carry obligation, the vendor agreed to convey to Rolling Rock an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases as further described in the Rolling Rock PSA. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before November 1, 2020 (which amount is in addition to the deposit and included in the cash consideration set out above) and the replacement of the vendor’s bonds on or before July 1, 2019, the vendor agreed to convey to Rolling Rock an undivided 75% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets as further set out in the Rolling Rock PSA. However, if Rolling Rock fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, Rolling Rock is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

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

Employees

As at July 20, 2020, we have three executive officers and no full-time employees. However, we use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Subsidiaries

As at July 20, 2020, we have 4 wholly owned subsidiaries, Colony Energy, LLC, Black Dragon Energy, LLC, Rolling Rock Resources, LLC, and City of Gold, LLC.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $107,033,456 as at February 29, 2020. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our business could be materially and adversely affected as a result of the COVID-19 coronavirus

Our Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions. Our business could be adversely impacted by the effects of the coronavirus or other epidemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread to several other countries, including Canada and the United States., and infections have been reported globally. The extent to which the coronavirus impacts our business, including its operations and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus globally could materially and adversely impact our business including without limitation, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, restrictions to its drill program and/or the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on the its business, financial condition and results of operations. There can be no assurance that our personnel will not be impacted by these pandemic diseases and ultimately see its workforce productivity reduced or incur increased medical costs / insurance premiums as a result of these health risks. In addition, a significant outbreak of coronavirus could result in a widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could have an adverse effect on the demand for precious metals and our future prospects.

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

	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Tight Oil		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
CATEGORY	Mstb	Mstb	Mstb	Mstb	Mstb	Mstb	MMCF	MMCF	MMCF	MMCF	Mboe	Boe

PDNP
PUD
TP
PB	66.4	59.1	27208.7	23399.5							27275.1	23458.6
P+P	66.4	59.1	27208.7	23399.5							27275.1	23458.6
POSS	0	0	49546.2	42609.8							49546.2	42609.8
P+P+P	66.4	59.1	76754.9	66009.3							76821.3	66068.4

Canada Volumes in Metric Units

	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Tight Oil		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
CATEGORY	E3m3	E3m3	E3m3	E3m3	E3m3	E3m3	E6m3	E6m3	E6m3	E6m3	Mboe	Boe

PDNP
PUD
TP
PB	10.6	9.4	4325.7	3720.1							4336	3729.5
P+P	10.6	9.4	4325.7	3720.1							4336	3729.5
POSS	0	0	7877.0	6774.20							7877	6774.2
P+P+P	10.6	9.4	12202.7	10494.3							12213.3	10503.7

United States Volumes in Imperial Units

	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Tight Oil		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
CATEGORY	Mstb	Mstb	Mstb	Mstb	Mstb	Mstb	MMCF	MMCF	MMCF	MMCF	Mboe	Boe

PDNP					197.8	168.1					197.8	168.1
PUD					189.0	160.6					189.0	160.6
TP					386.8	328.7					386.8	328.7
PB					1350.2	1147.7					1350.2	1147.7
P+P					1737.0	1476.4					1737.0	1476.4
POSS					25943.9	22052.4					25943.9	22052.4
P+P+P					27680.9	23528.8					27680.9	23528.8

United States Volumes in Metric Units

	Oil						Natural Gas
	Light/Medium Crude		Heavy Crude		Tight Oil		Solution Gas		Conventional		Total BOE
	W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Co. Share		W.I. Share
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
CATEGORY	E3m3	E3m3	E3m3	E3m3	E3m3	E3m3	E6m3	E6m3	E6m3	E6m3	Mboe	Boe

PDNP					31.4	26.7					31.4	26.7
PUD					30.0	25.5					30.0	25.5
TP					61.4	52.2					61.4	52.2
PB					214.7	182.4					214.7	182.4
P+P					276.1	234.6					276.1	234.6
POSS					4124.6	3505.9					4124.6	3505.9
P+P+P					4400.7	3740.5					4400.7	3740.5

The following table discloses, in the aggregate, the net present value of our future net revenue attributable to the reserves categories in the previous table, estimated using forecast prices and costs, before and after deducting future income tax expenses, and calculated without discount and using discount rates of 0 percent, 5 percent, 10 percent, 15 percent and 20 percent.

CANADA	Net Present Value of Future Cash Flow
	BEFORE TAX
Reserve Category	0.00%	5.00%	10.00%	15.00%	20.00%
	MM$C	MM$C	MM$C	MM$C	MM$C
Total Proved	0	0	0	0	0
Total Probable	694.8	542.6	429.4	343.9	248.4
Total Proved + Probable	694.8	542.6	429.4	343.9	278.4
Total Possible	1335.0	931.1	662.5	480.1	353.5
Total Proved + Prob. + Poss.	2029.8	1473.7	1091.9	824.0	631.9

UTAH – Moenkopi	Net Present Value of Future Cash Flow
	BEFORE TAX
Reserve Category	0.00%	5.00%	10.00%	15.00%	20.00%
	MM$C	MM$C	MM$C	MM$C	MM$C
Total Proved	8.6	6.6	5.3	4.3	3.5
Total Probable	30.2	22.9	17.9	14.4	11.7
Total Proved + Probable	38.8	29.5	23.2	18.7	15.2
Total Possible	588.1	431.7	326.8	253.9	201.2
Total Proved + Prob. + Poss.	626.9	461.2	350.0	272.6	216.4

The following two tables provide additional information regarding the future net revenue attributable to total proved reserves outlined in the previous table. This table discloses, in the aggregate, certain elements of our future net revenue attributable to our proved reserves and our proved plus probable reserves, estimated using forecast prices and costs, and calculated without discount.

Effective: March 1, 2020

Reserve Category	CANADA Undiscounted Company Share Cash Flow
	Revenue	Royalties/ Burdens	Op. Costs	Abandonment	Net. Op. Income	Capital Costs	BT Cash Flow
	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN
Total Proven	0	0	0	0	0	0	0
Total Probable	1469.4	205.6	458.2	2.6	803.0	108.1	694.8
Total Proved + Probable	1469.4	205.6	458.2	2.6	803.0	108.1	694.8
Total Possible	2679.4	375.1	831.5	4.6	1468.1	133.2	1335.0
Total Proved + Prob. + Poss.	4148.8	580.7	1289.7	7.2	2271.1	241.3	2029.8

Reserve Category	Moenkopi Utah Undiscounted Company Share Cash Flow
	Revenue	Royalties/ Burdens	Op. Costs	Abandonment	Net. Op. Income	Capital Costs	BT Cash Flow
	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN	MM$CDN
Total Proven	18.6	2.8	5.1	.3	10.4	1.8	8.6
Total Probable	64.9	9.7	17.8	.3	37.4	7.2	30.2
Total Proved + Probable	83.5	12.5	22.9	.6	47.8	9.0	38.8
Total Possible	1249.1	177.3	337.0	4.8	718.9	131.1	588.1
Total Proved + Prob. + Poss.	1332.6	189.8	359.9	5.4	766.7	140.1	626.9

This table discloses, by production group, the net present value of our future net revenue attributable to our proved and our proved plus probable reserves, before deducting future income tax expenses, estimated using forecast prices and costs, and calculated using a 10 percent discount rate.

Effective: March 1, 2020

CANADA

Reserve	Production	Product Net Revenue	Unit Value
Category	Group	MM$CDN	$CDN/unit
Total Proved	Light Oil	0	0
	Heavy Oil	0	0
	Total	0	0
Total Proved + Prob.	Light Oil	1.4	21.08
	Heavy Oil	1335.0	26.97
	Total	1336.4
Total Proved + Prob. + Poss.	Light Oil	1.4	21.08
	Heavy Oil	2028.4	26.45
	Total	2029.8

Moenkopi UNITED STATES

		Product Net Revenue	Unit Value
Reserves Category	Production Group	MM$US	$US/unit
Total Proved	Light Oil	8.6	22.28
	Total	8.6	22.28
Total Proved + Prob.	Light Oil	38.8	22.34
	Total	38.8	22.34

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

Our policies regarding internal controls over reserve estimates require reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared under the supervision of our Chief Executive Officer. There was no conversion of undeveloped reserves to prove reserves during the fiscal year ended February 29, 2020.

2020 Price assumptions were used to determine cash flows in the non- fixed price tables.

Product	Oil	Moenkopi	Moenkopi	Oil	Godin	Compeer
Item Type	Parent	Offset	Result	Parent	Result	Result
Name	WTI	& Trans.	Oil	WCS	Oil	Oil
Unit	US$/BBL	$US/BBL	US$/BBL	CDN$/BBL	CDN$/BBL	CDN$/BBL
Jan – 20	$30.00	7	$23.00	$20.00	$20.00	$40.00
Jan – 21	$40.00	7	$33.00	$35.00	$35.00	$53.33
Jan – 22	$50.00	7	$43.00	$45.00	$45.00	$66.67
Jan – 23	$52.50	7	$42.50	$50.00	$50.00	$70.00
Jan – 24	$55.00	7	$48.00	$55.00	$55.00	$73.33
Jan – 25	$57.50	7	$50.50	$57.00	$57.00	$76.67
Jan – 26	$58.50	7	$51.50	$58.00	$58.00	$78.00
Jan – 27	$60.00	7	$53.00	$59.00	$59.00	$80.00
Jan – 28	$61.00	7	$54.00	$61.00	$61.00	$81.33
Jan – 29	$62.00	7	$55.00	$62.00	$62.00	$82.67
Jan – 30	$63.00	7	$56.00	$63.00	$63.00	$84.00
Jan – 31	$64.00	7	$57.00	$64.00	$64.00	$85.33
Jan – 30	$65,00	7	$58.00	$65.00	$65.00	$86.68

Proved undeveloped reserves and Probable Reserves.

Canadian Assets

Compeer

As of March 1, 2020, we have modified the proven reserves in the Compeer property from proven non-producing to probable. No other categories of reserves were modified with the Compeer Property. One producing well was drilled, namely Big Lake Compeer 100/04-32-033-02W4/00 in the fiscal year ending February 28, 2013. The well was shut-in for most of 2019-20 as the market price was too low to justify operations. Production for the fiscal year was zero barrels. Fortem will workover the well in September of 2020.

Godin

As of March 1, 2020, we have seven sections of probable reserves within the Godin property to be developed, and thirteen sections of possible reserves to be developed within the Godin property. The Godin Property is a heavy oil asset subject to WCS (Western Canadian Select pricing).

United States Assets

From the testing of the Wellington Flats 15-1811E well, it was decided that Section 18 had proven reserves in the TXS. Half of the section was deemed proven developed and the other half proven undeveloped. Surrounding Section 18 there were six sections that were deemed probable reserves in the TXS. The remaining land has been grouped within Contingent Resource categories for the TXS, the Sinbad and the Torrey A & B formations.

There were no material changes in proved undeveloped reserves that occurred during the year ended February 29, 2020, including proved undeveloped reserves converted into proved developed reserves.

We have no proved undeveloped reserves in individual fields or countries that remain undeveloped for five years or more.

Oil and gas production, production prices and production costs.

During the year ended February 29, 2020, we have not had any oil sales or production.

Drilling and other exploratory and development activities.

The number of net productive and dry exploratory wells drilled was one productive (but non-producing at this time) well in the Compeer area of eastern Alberta, Canada in the fiscal year ended February 29, 2020. There was no previous drilling or exploratory activities.

Present activities.

There are no current drilling activities.

Delivery commitments.

We have no oil or gas delivery commitments.

Oil and gas properties, wells, operations, and acreage.

Canadian Assets

Compeer – We have one well on 160 developed acres. We have 2,378 gross acres and 2,260 net undeveloped acres at Compeer.

Godin – We have twenty sections (~12,800 acres) of undeveloped acres at Godin with an ownership of 100%.

United States Assets

Black Dragon - Moenkopi – We own a 75 percent joint venture working interest and are the operator in which holds 150,178 (net acres) of land in the Unita Basin of Utah.

Rolling Rock - We own a 75 percent interest in a joint venture containing 130,942 (65,471 net) acres of land (as of February 29, 2020). We place a value on the land of $1,527,729 on our land interests at this time. We are in the process of having a valuation of hydrocarbon potential carried out. As of the effective date of the valuation of hydrocarbons was not complete. Therefore no value of hydrocarbon potential is available as of our year end for the Mancos Project.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one instalment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at February 29, 2020.

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

Set forth below are the range of high and low bid quotations for our common stock from the OTCQB and high and low closing prices for our common stock from the TSX Venture Exchange for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	OTCQB (U.S. dollars)		TSX Venture Exchange* (Canadian dollars)
Quarter Ended	High	Low	High	Low
February 29, 2020	$1.25	$0.85	$2.10	$2.10
November 30, 2019	$1.58	$0.99	$2.10	$2.10
August 31, 2019	$1.68	$1.27	$2.48	$2.10
May 31, 2019	$2.24	$1.54	$1.50	$2.75
February 28, 2019	$2.55	$2.01	$3.30	$2.75
November 30, 2018	$3.95	$1.84	$5.50	$2.89
August 31, 2018	$3.49	$2.22	$4.15	$3.90
May 31, 2018	$3.75	$2.01	N/A	N/A

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

Holders of Common Stock

As of July 20, 2020, there were approximately 75 holders of record of our common stock. As of such date, 122,571,156 shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at February 29, 2020:

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

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 29, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

General

We are focused on the acquisition, exploration, and development of oil and gas properties in the United States and Canada. As of February 29, 2020 we did not have any revenue from commercial production.

Results of Operations

Years Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended February 29, 2020 and February 28, 2019 which are included herein:

	February 29, 2020	February 28, 2019
Revenue	$-	$-
Expenses	(1,380,589)	(1,377,152)
Net Loss	$(67,961,387)	$(1,549,470)

Revenues

During the years ended February 29, 2020 and February 28, 2019, we did not generate any revenues from commercial production.

Expenses

Expenses increased slightly during the year ended February 29, 2020 to $1,380,589 as compared to $1,377,152 during the year ended February 28, 2019.

The table below details the changes in major expenditures for the year ended February 29, 2020 as compared to the corresponding year ended February 28, 2019:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $239,293	Decrease in the current period as consulting fees related to the oil and gas properties in Canada and US are capitalized in fiscal 2020.
Management fees	Decrease of $85,000	Decreased due to lower management fees paid to the CEO.
Office, travel and general expenses	Increase of $50,771	Increased due to more corporate activities, higher insurance costs, marketing, and travel expenses for site visits and marketing.
Professional fees	Increase of $273,501	Increased in the current year as more professional services were used for corporate filings, accounting, and professional services.

For the year ended February 29, 2020, we recorded an full cost pool ceiling test write down as a result of the impairment and transfer of $66,278,600 of unevaluated costs to the full cost amortization base as a result of the decline in oil prices, along with a $64,475,824 accelerated depreciation charge related to impaired unevaluated properties. In addition, the Company wrote off the investment of $1,500,000 in Asia Pacific.

Liquidity and Capital Resources

Working Capital

	At February 29, 2020	At February 28, 2019
Current assets	$100,853	$129,661
Current liabilities	3,321,545	1,290,159
Working capital deficit	$(3,220,692)	$(1,160,498)

We had cash of $13,022 and a working capital deficit of $3,220,692 as of February 29, 2020 compared to cash of $35,171 and a working capital deficit of $1,160,498 as of February 28, 2019.

Due to the slowdown of the world economy as a result of the COVID-19 pandemic, we intend to decrease the level of operations. As a result, we estimate our general and administrative expense will be lower in fiscal 2021.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended February 29, 2020, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flows

	Year	Year
	ended	ended
	February 29,	February 28,
	2020	2019
Cash used in operating activities	$(841,308)	$(1,241,180)
Cash provided by financing activities	1,343,912	1,993,737
Cash used in investing activities	(524,753)	(894,281)
Change in cash	$(22,149)	$(141,724)

Cash Used in Operating Activities

Our cash used in operating activities for the year ended February 29, 2020, compared to our cash used in operating activities for the year ended February 28, 2019, decreased by $399,872, primarily due to decreased used of cash in general and administrative expenses from operations in the current year.

Cash Provided by Financing Activities

Our cash provided by financing activities for the year ended February 29, 2020, compared to our cash provided by financing activities for the year ended February 28, 2019, decreased by $649,825 mainly due to the CTO that prohibited us to issue shares for cash.

Cash Used in Investing Activities

Our cash used in investing activities for the year ended February 29, 2020, compared to our cash used in investing activities for the year ended February 28, 2019, decreased by $369,528 due to a decrease in expenditures on oil and gas properties.

Outstanding Shares, Options, Warrants and Convertible Securities

As of July 20, 2020, we have 122,571,156 shares of common stock outstanding, 2,000,000 stock options outstanding and no warrants outstanding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the year ended February 29, 2020 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred a net loss of $67,961,387 during the year ended February 29, 2020, and $107,033,456 from inception (July 9, 2004) through February 29, 2020. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

The process of estimating carrying value of oil and gas properties and unproven properties is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data. The data for a given property may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the Company’s reserve estimates represent the most accurate assessments possible, subjective decisions, and available data for our various fields make these estimates generally less precise than other estimates included in financial statement disclosures. Where impairment indicators are present, the Company uses the probable reserves to prepare a value estimate using a discounted cash flow (“DCF”) model over the estimated production life and discount rates commensurate with estimated risks associated with those cash flows.

Foreign Currency Translation

The Company’s functional currency is the United States Dollar. The Company’s equity and debt financings as well as the majority of the Company’s expenses and acquisitions are denominated in US dollars.

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

Impairment of Long-Term Assets

The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method where proved reserve assets are subject to a ceiling test and unproved reserve assets are reviewed for impairment indicators and, where such indicators are present, prepares a DCF to determine value, as described above, are excluded from this requirement.

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

FOR THE YEAR ENDED FEBRUARY 29, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Fortem Resources Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fortem Resources Inc. (the “Company”), as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended February 29, 2020 and February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Fortem Resources Inc. as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the years ended February 29, 2020 and February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2018.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

July 20, 2020

FORTEM RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)

	February 29, 2020	February 28, 2019
	$	$
ASSETS
Current assets
Cash	13,022	35,171
Receivables	18,925	12,221
Prepaid expenses and deposit (Note 7)	20,514	69,753
Due from related parties (Note 7)	48,392	12,516
Total current assets	100,853	129,661

Deposit (Note 5)	43,517	43,498
Equipment (Note 4)	47,526	51,090
Investment in Asia Pacific Mining Ltd. (Note 3)	-	1,500,000
Deferred acquisition costs (Note 13)	-	229,994
Right to the acquisition of mineral exploration project (Note 3)	1	1
Oil and gas properties, full cost method (Note 5)	76,935,275	140,881,572
Total assets	77,127,172	142,835,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 6)	1,684,901	1,172,602
Due to related parties (Note 7)	113,094	40,354
Related party loan payable (Note 7)	57,261	57,261
Notes payable (Note 8)	1,466,289	19,942
Total current liabilities	3,321,545	1,290,159

Long term notes payable (Note 9)	532,319	500,000
Asset retirement obligation (Note 10)	32,310	29,272
Deferred tax liability (Notes 5 and 17)	16,215,677	16,215,677
Total liabilities	20,101,851	18,035,108

Stockholders’ equity
Share capital (Note 11)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,571,156 common shares (122,071,156 at February 28, 2019)	122,570	122,070
Additional paid in capital	160,719,464	160,533,964
Obligation to issue shares (Note 5)	3,600,000	3,600,000
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(107,033,456)	(39,072,069)
Total stockholders’ equity	57,025,321	124,800,708
Total stockholders’ equity and liabilities	77,127,172	142,835,816

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the year ended
	February 29, 2020	February 28, 2019
	$	$

General and administrative expenses
Accretion of asset retirement obligation (Note 10)	2,975	2,736
Consulting	61,894	301,187
Depreciation (Note 4)	3,564	3,564
Investor relations	41,180	37,961
Management fees	215,000	300,000
Office, travel and general	464,235	413,464
Professional fees	591,741	318,240

Loss from operations	(1,380,589)	(1,377,152)

Foreign exchange gain (loss)	38,236	(5,187)
Gain on settlement of debt (Note 6)	27,227	4,058
Interest income	876	17,761
Interest expense	(291,419)	(83,690)
Loss on write off of loan receivable (Note 12)	-	(105,260)
Loss on write off of investment (Note 3)	(1,500,000)	-
Loss on write off of deferred acquisition costs (Note 13)	(379,894)	-
Loss on write down of oil and gas properties (Note 5)	(64,475,824)	-
	(66,580,798)	(172,318)

Loss and comprehensive loss for the year	(67,961,387)	(1,549,470)

Basic and diluted loss per share	(0.55)	(0.01)

Weighted average number of basic and diluted common shares outstanding	122,562,959	120,566,476

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the year ended
	February 29, 2020	February 28, 2019
	$	$

Cash flows used in operating activities
Loss for the year	(67,961,387)	(1,549,470)
Non-cash items
Accretion of asset retirement obligation	2,975	2,736
Depreciation	3,564	3,564
Gain on settlement of debt	(27,227)	(4,058)
Loss on write off of deferred acquisition costs	379,894	-
Loss on write off of investment	1,500,000
Loss on write off of loan receivable	-	105,260
Loss on write down of oil and gas properties	64,475,824	-
Accrued management fees and expenses	230,538	-
Interest income accrued	876	(16,268)
Interest expense	291,419	1,508
Unrealized foreign exchange	(832)	7,077
Changes in non-cash working capital items
Receivables	(6,704)	(2,540)
Prepaid expenses and deposit	49,239	(33,947)
Accounts payable and accrued liabilities	220,513	244,958
Cash used in operating activities	(841,308)	(1,241,180)

Cash flows used in investing activities
Expenditures on oil and gas properties	(374,853)	(664,287)
Deferred acquisition costs	(149,900)	(229,994)
Cash used in investing activities	(524,753)	(894,281)

Cash flows from financing activities
Issuance of share capital, net of issuance costs	-	1,242,332
Proceeds from warrants exercised, net of issuance costs	186,000	909,479
Proceeds from options exercised	-	30,000
Share subscription receivable	-	200,000
Notes payable	1,351,587	500,000
Net proceeds from (repaid to) related parties	(193,675)	(888,074)
Cash provided by financing activities	1,343,912	1,993,737

Change in cash	(22,149)	(141,724)
Cash, beginning of year	35,171	176,895
Cash, end of year	13,022	35,171

Non-cash transactions
Oil and gas properties expenditures in accounts payable	1,096,875	288,067
Common stock issued for oil and gas properties	-	1,800,000

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in US dollars)

	Share Capital		Additional	Obligation		Accumulated Other	Total
	Number		Paid In	To Issue		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Deficit	Loss	Equity
		$	$	$	$	$	$
Balance, February 28, 2018	117,872,458	117,873	156,556,350	5,400,000	(37,522,599)	(383,257)	123,968,367

Common stock issued for cash	625,000	625	1,241,707	-	-	-	1,242,332
Common stock issued for oil and gas properties	1,000,000	1,000	1,799,000	(1,800,000)	-	-	-
Options exercised	300,000	300	29,700	-	-	-	30,000
Warrants exercised	2,273,698	2,272	907,207	-	-	-	1,109,479
Loss for the year	-	-	-	-	(1,549,470)	-	(1,549,470)
Balance, February 28, 2019	122,071,156	122,070	160,533,964	3,600,000	(39,072,069)	(383,257)	124,800,708

Warrants exercised	500,000	500	199,500	-	-	-	200,000
Share issue costs	-	-	(14,000)	-	-	-	(14,000)
Loss for the year	-	-	-	-	(67,961,387)	-	(67,961,387)
Balance, February 29, 2020	122,571,156	122,570	160,719,464	3,600,000	(107,033,456)	(383,257)	57,025,321

The accompanying notes are an integral part of these consolidated financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

1. NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2020, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $107,033,456.

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

The Company’s operations, financings, and assets have been negatively impacted by the CTO, falling oil prices and demand, the COVID-19 pandemic (Note 18) among other items.

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

Foreign Currency Translation

The Company’s functional currency is the United States Dollar. The Company’s equity and debt financings as well as the majority of the Company’s expenses and acquisitions are denominated in US dollars.

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

For the year ended February 29, 2020

(Expressed in US dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties and rights to acquisition, the assumptions used to record asset retirement obligations, the assumptions used to determine the fair value of derivative financial assets and liabilities, and valuation of share-based payments.

The process of estimating carrying value of oil and gas properties and unproven properties is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering, and economic data. The data for a given property may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the Company’s reserve estimates represent the most accurate assessments possible, subjective decisions, and available data for our various fields make these estimates generally less precise than other estimates included in financial statement disclosures. Where impairment indicators are present, the Company uses the probable reserves to prepare a value estimate using a discounted cash flow (“DCF”) model over the estimated production life and discount rates commensurate with estimated risks associated with those cash flows.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Term Assets

The Company assesses its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method where proved reserve assets are subject to a ceiling test and unproved reserve assets are reviewed for impairment indicators and, where such indicators are present, prepares a DCF to determine value.

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 2,000,000 (2019 – 2,750,000) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Income Taxes (continued)

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements. It summarizes the key provisions including the new, eliminated, and modified disclosure requirements. This update is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this new standard on the Company’s consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

3. INVESTMENT AND RIGHTS IN ASIA PACIFIC MINING LTD.

Investment

In April 2017, a binding financing and option agreement (the “Agreement”) was assigned to the Company where the Company subscribed for a total of 2,930,259 units in the capital of Asia Pacific Mining Limited (“Asia Pacific”) at a total cost of $1,500,000, which represents approximately 7.5% of the issued and outstanding shares of Asia Pacific immediately after the financing. Asia Pacific is a private company registered in Hong Kong and the principal activities of Asia Pacific are exploration and mining in Myanmar and investment holding. Each unit consisted of one common share and one share purchase warrant which will entitle the holder of each warrant to acquire an additional share of Asia Pacific at an exercise price of $0.5119 per share during the term equal to the greater of two years from the closing of additional financing of Asia Pacific according to the terms of the Agreement or 18 months from the receipts of all necessary permits to carry out the exploration program. During the year ended February 29, 2020, the Company recorded a write off of $1,500,000 for the investment in Asia Pacific.

Rights

The Company owns the right to an option agreement (the “Option”) to purchase 100% of the ownership interest in a wholly owned subsidiary of Asia Pacific which, in turn, owns 100% of the rights to the City of Gold mineral exploration project located in Myanmar.

The Company will be granted the Option upon the Company completing a subscription of 2,930,261 units of Asia Pacific for a purchase price of $1,500,000 (the “Final Funding Tranche”), due within 60 days of issuance of an exploration license for the City of Gold Project by the Government of Myanmar. The rights to the Option is valued at $1.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

3. INVESTMENT AND RIGHTS IN ASIA PACIFIC MINING LTD. (continued)

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

4. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2018, 2019, and February 29, 2020	71,284
Depreciation:
At February 28, 2018	16,630
Charge for the year	3,564
At February 28, 2019	20,194
Charge for the year	3,564
At February 29, 2020	23,758
Net book value:
At February 28, 2019	51,090
At February 29, 2020	47,526

5. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2018	693,503	60,293,697	38,969,690	40,094,389	140,051,279

Acquisition	-	-	150,000	150,000	300,000
Exploration	26,557	79,314	140,654	283,768	530,293
Balance, February 28, 2019	720,060	60,373,011	39,260,344	40,528,157	140,881,572

Acquisition	-	-	50,000	50,000	100,000
Exploration	13,272	104,791	125,626	185,838	429,527
Write down	(350,104)	-	(23,361,726)	(40,763,994)	(64,475,824)

Balance, February 29, 2020	383,228	60,477,802	16,074,244	1	76,935,275

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $43,517 (2019 - $43,498) in bonds held with the Alberta Energy Regulator for its oil and gas properties. During the year ended February 29, 2020, the Compeer Property had impairment indicators. The Company wrote down $350,104 (2019 - $nil) based on a DCF using probable reserves estimated over 12 years and a discount rate of 17%.

Godin Property

In April, 2017, the Company entered into and closed a petroleum, natural gas and general rights conveyance agreement to acquire a 100% interest in and to certain petroleum, natural gas and general rights, including Alberta Crown Petroleum and Oil Leases in the Godin area of Northern Alberta.

Pursuant to the agreement, the Company is required to pay $150,000 upon the rig release of a second well drilled by the Company in the oil and gas assets described above. This amount will be recorded when the criteria has been met. If the Company fails to make timely payment of any of the milestone payments, and does not remedy such failure within 30 days of receipt of written notice from the vendor, the vendor may elect either of the following:

a.	Re-convey the assets to one of the project vendors; or
b.	Receive 250,000 common shares of the Company (subject to the availability of a registration exemption).

As at February 29, 2020, the Company is obligated to issue 2,000,000 common shares valued at $3,600,000 to one of the vendors which holds rights in the Godin property. These shares are to be issued on each of the second and third anniversaries of the closing date. 1,000,000 shares due on each of the second and third anniversary cannot currently be issued due to the CTO issued to the Company (Note 1). The Company has not received a notice of default from the vendor. Included in the capitalized value of the property is a deferred tax liability of $16,215,677.

During the year ended February 29, 2020, the Company prepared a DCF using probable reserves estimated over 8 years and a discount rate of 17%. As the estimated value exceeded the carrying value, no write down was recorded.

Black Dragon Property

In April 2017, the Company entered into and closed a purchase and sale agreement (the “Black Dragon PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Moenkopi formation of the Carbon and Emery Counties, Utah (the “Black Dragon Property”). In August 2017, May 2019, May 2020 and July 2020, the Company entered into an amendment to the Black Dragon PSA (the “Black Dragon Amendment”), which amended the terms of the Black Dragon PSA. Under the Black Dragon Amendment, the Company is required to pay the vendor cash consideration totaling $3,900,000 (the “Black Dragon Cash Consideration”) based upon the following schedule:

●	$100,000 as a non-refundable deposit within 10 business days of closing (paid);

●	the balance of the Black Dragon Cash Consideration by payment to the vendor of an amount equal to 12.5% of any funds received by the Company from any equity, debt or convertible financing thereof (each, a “Financing”) upon the closing of each Financing until such amount is paid. In addition: (a) the first $1,500,000 raised by the Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Black Dragon Cash Consideration is required to be paid in full no later than November 1, 2020 regardless of the amount of funds paid in connection with one or more Financings.

In addition to revising the Black Dragon Cash Consideration as set out above, the Company has agreed to: (a) issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($300,000 incurred) until such time as the Black Dragon Cash Consideration is paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Black Dragon Property (continued)

The Company has received an extension on the bi-monthly $25,000 payment to November 1, 2020 and the Company is currently in negotiations to amend the terms of the acquisition.

Within 10 business days after the later of the Company paying the Black Dragon Cash Consideration in full or the Company meeting in full its carry obligation, the vendor will convey to the Company an undivided 75% of the Vendor’s right, title and interest in and to the assets, at an 80% Net Revenue Interest in the assets.

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of two new wells, each well with a horizontal leg extending at least 2,000 feet in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before November 1, 2020, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite

During the year ended February 29, 2020, the Company performed a ceiling test on its proven reserves estimated over 18 years using a discount rate of 10% and, due to impairment indicators, prepared a DCF using probable reserves estimated over 18 years and a discount rate of 17%. As a result, the Company recorded a write down of $23,361,726 (2019 - $nil) on the properties.

Rolling Rock Property

In April 2017, the Company entered into and closed a purchase and sale agreement (the “Rolling Rock PSA”), subsequently amended, to acquire a 75% working interest in and to certain leases, hydrocarbons, wells, agreements, equipment, surface rights agreements and assignable permits at an 80% net revenue interest located in the Mancos formation in the Southern Uinta Basin, Utah (the “Rolling Rock Property”). In August 2017, May 2019, May 2020 and July 2020, the Company entered into an amendment to the Rolling Rock PSA (the “Rolling Rock Amendment”), which amended the terms of the Rolling Rock PSA. Under the Rolling Rock Amendment, the Company is required to pay the vendor cash consideration totaling $5,400,000 (the “Rolling Rock Cash Consideration”) based upon the following schedule:

●	$100,000 as a non-refundable deposit within 10 business days of closing (paid);

●	the balance of the Rolling Rock Cash Consideration by cash payment to the vendor of an amount equal to 12.5% of any funds received by the Company from any Financing upon the closing of each Financing until such amount is paid. In addition: (a) the first $1,500,000 raised by the Company will be exempt from a 12.5% payment to the vendor if such amount is received prior to the Company’s listing on a stock exchange; and (b) the full Rolling Rock Cash Consideration is required to be paid in full no later than November 1, 2020 regardless of the amount of funds paid in connection with one or more Financings; and

●	after payment of the Rolling Rock Cash Consideration, an additional payment of $300,000 (the “Workover Funds”) to the vendor which is payable by an amount equal to 12.5% of any funds received by the Company from any Financing until the Workover Funds are paid in full.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Rolling Rock Property (continued)

In addition to revising the Rolling Rock Cash Consideration as set out above, the Company has agreed to: (a) cause the Company to issue 250,000 common shares of the Company to the vendor on or prior to September 1, 2017 (issued at a value of $625,000); and (b) pay the vendor an additional $25,000 every sixty days commencing September 1, 2017 ($300,000 incurred) until such time as the Rolling Rock Cash Consideration and the Workover Funds are paid in full. Furthermore, as part of the May 2019 amendment, the Company is required to issue 300,000 shares of the Company to the vendor.

The Company has received an extension on the bi-monthly $25,000 payment to November 1, 2020 and the Company is currently in negotiations to amend the terms of the acquisition.

Within 10 business days after the later of the Company paying the Rolling Rock Cash Consideration in full or the Company meeting in full its carry obligation, the vendor agrees to convey to the Company an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before November 1, 2020 (which amount is in addition to the deposit and included in the Rolling Rock Cash Consideration set out above) and the replacement of the vendor’s bonds (completed), the vendor agrees to convey to the Company an undivided 25% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets. However, if the Company fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, the Company is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

Carry Obligation

As per the terms of the Rolling Rock PSA, and in addition to the Rolling Rock Cash Consideration, the Company is required to pay all costs and expenses incurred on the Leases with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Rolling Rock Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of three new wells in each of the three Federal Units, each well with a horizontal leg extending at least 1,000 feet in the target zone within the Mancos formation (the “Three Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Three Obligation Wells on or before November 1, 2020, failing which, the Company’s right to earn any assignment in and to the Leases will terminate immediately. For each vertical well drilled to the top of the Dakota formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite.

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

During the year ended February 29, 2020, the Company recorded a write down of $40,763,994 (2019 - $nil) due to impairment indicators being present.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 29, 2020	February 28, 2019
	$	$
Accounts payable	1,563,102	1,093,328
Accrued liabilities	121,799	79,274

	1,684,901	1,172,602

During the year ended February 29, 2020, the Company entered into a settlement and release agreement to settle certain balances owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $27,227 (2019 - $4,058).

7. RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	February 29, 2020	February 28, 2019
	$	$
Due from a company controlled by a director	48,392	12,516
Due to directors and officers of the Company	113,094	40,354

As at February 29, 2020, the Company made prepayments of $nil (2019 - $30,000) to an officer and director of the Company for future management fees, pursuant to a consulting agreement, which is included in prepaid expenses.

As at February 29, 2020, the Company has an accrued interest balance of $57,261 (2019 - $57,261) in note obligations owing to a company with a common director.

During the year ended February 29, 2020, the Company assumed the settled debts owing of approximately $7,600 by a company controlled by an officer and director of the Company as part of the settlement and release agreement (Note 6).

Amounts due to/from related parties are unsecured with no specific terms of repayment.

8. NOTES PAYABLE

As at February 29, 2020, the Company had $1,466,289 (2019 - $19,942) in short term notes obligations due to various third parties. A note payable of $19,942 is unsecured, non-interest bearing and payable upon demand. The remaining balance of the notes payable are unsecured, bearing interest of 10% per annum and due from August to January 2021.

9. LONG TERM NOTES PAYABLE

As at February 29, 2020, the Company had $532,319 (2019 - $500,000) in long term notes obligations due to various third parties. The notes payable are unsecured, bearing interest of 10% per annum and due from May to July 2021.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

10. ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $37,235 (2019 - $37,970) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $32,310 (2019 - $29,272) as at February 29, 2020.

$
Balance, February 28, 2018	28,352
Foreign exchange adjustment	(1,816)
Accretion expense	2,736
Balance, February 28, 2019	29,272
Foreign exchange adjustment	63
Accretion expense	2,975
Balance, February 29, 2020	32,310

11. SHARE CAPITAL

The Company issued common shares as follows:

Year ended February 29, 2020

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

During the year ended February 28, 2019, the Company issued 625,000 common shares for total gross proceeds of $1,250,000 pursuant to a private placement less share issuance costs of $7,668.

Escrow shares

As at February 29, 2020, the Company has 18,103,500 shares held in escrow.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

11. SHARE CAPITAL (continued)

Warrants

Below is a summary of the common share purchase warrant transactions:

	Number of Warrants	Weighted Average Exercise Price per Warrant
		$
Outstanding at February 28, 2018	3,023,698	0.40
Exercised	(2,273,698)	0.40
Outstanding at February 28, 2019	750,000	0.40
Exercised	(500,000)	0.40
Expired	(250,000)	0.40
Outstanding at February 29, 2020	-	-

As at February 29, 2020, there was no warrant outstanding.

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the share option transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Options
		$
Outstanding at February 28, 2018	2,300,000	0.10
Exercised	(300,000)	0.10
Outstanding at February 28, 2019 and February 29, 2020	2,000,000	0.10

A summary of the stock options outstanding and exercisable at February 29, 2020 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$
$0.10	2,000,000	November 3, 2020	1,520,000

As at February 29, 2020, the remaining contractual life of the stock options outstanding was 0.68 years.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing OTC stock price of $0.86 per share as of February 29, 2020.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

12. LOAN RECEIVABLE

During the year ended February 28, 2018, the Company advanced unsecured loans of $99,135 (AUD$125,000) to a company related by virtue of a common director and significant shareholder. The loans bore interest at 10% per annum. During the year ended February 28, 2019, the Company accrued interest of $16,522 (2018 - $nil). As at February 28, 2019, the Company wrote off the loan receivable and the accrued interest of $88,738 and $16,522, respectively, as the Company determined that the loan was not collectible and recorded a loss on write off of loan receivable of $105,260.

13. PROPOSED TRANSACTION

In September 2018, the Company entered into an asset purchase agreement (the “Agreement”) with a major Canadian oil and gas company to purchase a 100% working interest in three oil leases in north central Alberta, Canada (the “Transaction”).

As consideration for the oil leases, the Company agreed to pay a purchase price of C$3,000,000 plus applicable taxes, $152,306 (C$200,000) of which was paid as an initial deposit upon the execution of the Agreement. The Company and the vendor subsequently entered into an extension agreement whereby the closing date of the Transaction was extended to a date on or before February 19, 2020 and a total deposit of $379,894 (C$500,000) (2019 - $229,994) was paid. If the CTO was not removed by January 27, 2020, the Agreement would be considered to be in default. Further, if the CTO was removed before January 27, 2020, the Company would be required to pay C$200,000 within 15 days of the removal. In January 2020, the Agreement was in default and the Company recorded a write off of deferred acquisition costs of $379,894.

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

15. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at February 29, 2020
	Canada	US	Total
	$	$	$
Deposit	43,517	-	43,517
Equipment	47,526	-	47,526
Oil and gas properties, full cost method	60,861,030	16,074,245	76,935,275
	60,952,073	16,074,245	77,026,318

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

15. SEGMENTED INFORMATION (continued)

	As at February 28, 2019
	Canada	US	Total
	$	$	$
Deposit	43,498	-	43,498
Property and equipment	51,090	-	51,090
Oil and gas properties, full cost method	61,093,071	79,788,501	140,881,572
	61,187,659	79,788,501	140,976,160

16. CONTINGENCIES

In April 2019, a complaint was filed against the Company for intentional interference with contractual relationship, wrongful interference with prospective economic advantage, inducement of breach of contract and aiding and abetting breach of fiduciary duty by the Company through the wrongful actions of its director and chief executive officer and its director and chief operating officer. The Company’s counsel has applied to the Court seeking dismissal of the Action, which application is pending. Management believes the likelihood of an unfavorable judgment against the Company is low; as such, no amounts have been recorded as at February 29, 2020.

17. INCOME TAXES

Significant components of the Company’s deferred tax assets are as follows:

	February 29, 2020	February 28, 2019
	$	$
Loss before income taxes	(67,961,387)	(1,549,470)
Statutory tax rate	21%	21%
Expected recovery of income taxes computed at statutory rates	(14,272,000)	(325,000)
Change in statutory rates and other	219,000	21,000
Change in valuation allowance	14,053,000	304,000
Deferred income tax	-	-

The significant components of deferred income tax assets at February 29, 2020 and February 28, 2019 are as follows:

	February 29, 2020	February 28, 2019
	$	$
Deferred income tax assets:
Operating loss carry forward	1,782,000	1,438,000
Oil and gas properties	13,724,000	197,000
Investment	158,000	-
Other	24,000
Less: valuation allowance	(15,688,000)	(1,635,000)
Deferred income tax assets, net	-	-

Deferred income tax liability:
Oil and gas properties	16,215,677	16,215,677
Deferred income tax liability	16,215,677	16,215,677

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 29, 2020

(Expressed in US dollars)

17. INCOME TAXES (continued)

At February 29, 2020, the Company had accumulated non-capital loss carry-forwards of approximately $8,859,000 that carry forward as below to offset future taxable income:

Year	$	Expiry dates
2020	2,013,000	2040
2019	1,448,000	2039
2018	1,161,000	2038
2017	784,000	2037
2016	440,000	2036
2015	439,000	2035
2014	385,000	2034
2013	1,201,000	2033
2012	294,000	2032
2011	281,000	2031
2010	125,000	2030
2009	187,000	2029
2008	70,000	2028
2007	28,000	2027
2006	1,000	2026
2005	2,000	2025
	8,859,000

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Tax attributes are subject to review, and potential adjustment by tax authorities.

18. SUBSEQUENT EVENTS

a)	In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

b)	In April 2020, the Company received a loan of $70,000 from a third party. The loan was unsecured, with an interest rate of 10% per annum and payable in 20 months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 29, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 29, 2020. The ineffectiveness of our internal control over financial reporting was due to the existence of a material weakness.

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

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position Held with our Company	Age	Date First Elected or Appointed
Marc A. Bruner	Chief Executive Officer, President, Chairman and Director	70	July 18, 2018
Michael Caetano	Chief Operating Officer, Secretary, Treasurer and Director	46	July 30, 2013
Robert DaCunha	Chief Financial Officer	44	November 30, 2013
Konstantine Vatskalis	Director	63	August 23, 2018
William Via	Director	68	August 23, 2018
Brett Matich	Director	59	August 23, 2018

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 29, 2020, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Compensation Committee

Our board of directors has a compensation committee comprised of Konstantine Vatskalis and William Via. Our compensation committee has the following authority and responsibilities:

●	to review and approve annually the corporate goals and objectives applicable to the compensation of the chief executive officer (“CEO”), evaluate at least annually the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation level based on this evaluation;

●	to review and make recommendations to the board regarding the compensation of all other executive officers;

●	to review and make recommendations to the board regarding incentive compensation plans and equity-based plans, and where appropriate or required, recommend for approval of such plans by the stockholders of our company;

●	to review and discuss with management our compensation discussion and analysis (“CD&A”) and the related executive compensation information, recommend that the CD&A and related executive compensation information be included in our annual report on Form 10-K and proxy statement, and produce the compensation committee report on executive officer compensation required to be included in our proxy statement or annual report on Form 10-K;

●	to review and make recommendations to the board regarding any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans;

●	to determine stock ownership guidelines for the CEO and other executive officers and monitor compliance with such guidelines;

●	to review and make recommendations to the board regarding all employee benefit plans for our company, which includes the ability to adopt, amend and terminate such plans;

●	to review our incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

●	to review and recommend to the board for approval the frequency with which our company will conduct say on pay votes, taking into account the results of the most recent stockholder advisory vote on frequency of say on pay votes required by Section 14A of the Securities Exchange Act of 1934, and review and approve the proposals regarding the say on pay vote and the frequency of the say on pay vote to be included in our proxy statement; and

●	to review all director compensation and benefits for service on the board and any committees of the board at least once a year and to recommend any changes to the board as necessary.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended February 29, 2020;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2020 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 29, 2020 and February 28, 2019, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Marc A. Bruner (1)	2020	95,000	(4)	Nil	Nil	Nil	Nil	Nil	Nil	95,000
Chief Executive Officer, Chairman and President	2019	180,000	(4)	Nil	Nil	Nil	Nil	Nil	Nil	180,000

Robert DaCunha(2)	2020	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Financial Officer	2019	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil

Michael Caetano(3)	2020	120,000	(5)	Nil	Nil	Nil	Nil	Nil	Nil	120,000
Chief Operating Officer, Secretary, Treasurer and Director and Former President and Chief Executive Officer	2019	120,000	(5)	Nil	Nil	Nil	Nil	Nil	Nil	120,000

(1)	Mr. Marc A. Bruner was appointed as our President, Chief Executive Officer, Chairman and a director on July 18, 2017.
(2)	Mr. Robert DaCunha was appointed as our Chief Financial Officer and a director on November 30, 2013. Mr. DaCunha resigned as a director on August 23, 2018.
(3)	Mr. Michael Caetano was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on July 30, 2013. Mr. Caetano resigned as our President and Chief Executive Officer on July 18, 2017 and Mr. Caetano was appointed as our Chief Operating Officer on July 18, 2017.
(4)	Mr. Bruner was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were paid.
(5)	Mr. Caetano was compensated in the form of management fees paid to an entity under his control, for services rendered in the normal course of operations. These fees were accrued.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 29, 2020:

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

Compensation of Directors

Our directors, who were not named executive officers, did not receive any compensation for the year ended February 29, 2020.

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

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership			Percent of class(1)
Common Stock	Marc A. Bruner 1155 Blake Street, Suite 1002 Denver, CO 80202	37,500,000	(2)	Indirect	30.59%
Common Stock	Michael Caetano	4,430,000	(3)	Direct/ Indirect	3.56%
Common Stock	Robert DaCunha	303,333		Direct	*
Common Stock	Konstantine Vatskalis	Nil			*
Common Stock	William Via	Nil			*
Common Stock	Brett Matich	Nil			*
	Directors & Executive Officers as a group (7 persons)	42,233,333			33.90%
Common Stock	Jaime Melo 153 Sierra Court Maple, ON L6A 2L8, Canada	17,500,000	(4)	Indirect	14.28%
Common Stock	Angela Mainardi 1503 Commercial Drive Vancouver, BC V5L 3Y1, Canada	17,500,000	(5)	Indirect	14.28%

* Less than 1%.

(1)	Percentage of ownership is based on 122,571,156 common shares issued and outstanding as of July 20, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Consists of 17,500,000 common shares owned by MAB Resources Holdings LLC and 20,000,000 common shares owned by Blue Phoenix Energy, LLC. Marc A. Bruner owns and controls MAB Resources Holdings LLC and Blue Phoenix Energy, LLC.
(3)	Includes stock options which allow the holder to purchase 2,000,000 additional shares. Includes 1,680,000 shares owned by Precision Asset Consulting Executives Inc., of which Michael Caetano beneficially owns and controls all securities.
(4)	Consists of 17,500,000 shares of our common stock owned by JM Magna Holdings LLC LLC. Jamie Melo exercises investment power over common shares owned by JM Magna Holdings LLC LLC.
(5)	Consists of 17,500,000 common shares owned by Pacific Petroleum LLC. Angela Mainardi exercises investment power over common shares owned by Pacific Petroleum LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended February 29, 2020, the Company:

●	Incurred or accrued a total of $120,000 (February 28, 2019 - $120,000) in management fees to Michael Caetano, a director and officer of the Company.
●	Incurred or accrued a total of $95,000 (February 28, 2019 - $180,000) in management fees to Marc Bruner, a director and officer of the Company.

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

The following table sets forth the fees billed to our company for the years ended February 29, 2020 and February 28, 2019 for professional services rendered by Davidson and DMCL:

	Davidson	Davidson	DMCL
Fees	2020	2019	2019
Audit Fees	$173,290	$15,620	$55,526
Audit Related Fees	58,683	-	-
Tax Fees	-	-	-
Other Fees	-	-	-
Total Fees	$231,973	$15,620	$55,526

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.2	Corporate Bylaws (incorporated by reference from our registration statement on Form SB-2 filed on December 1, 2006)
3.3	Certificate of Change (incorporated by reference from our current report on Form 8-K filed on October 22, 2007)
3.4	Certificate of Amendment (incorporated by reference from our current report on Form 8-K filed on February 15, 2008)
3.5	Articles of Merger dated effective March 30, 2017 (incorporated by reference from our current report on Form 8-K filed on March 30, 2017)
3.6	Amended and Restated Bylaws (incorporated by reference from our current report on Form 8-K filed on January 7, 2019)
10.1	Farmout Agreement, Compeer Area with Harvest Operations Corp. effective February 21, 2012 (incorporated by reference from our annual report on Form 10-K filed on May 29, 2012)
10.2	Debt Settlement Agreement dated October 16, 2014, amongst the Company, Professional Trading S.A. and Stockbridge Resources Corp. (incorporated by reference from our current report on Form 8-K filed on October 20, 2014)
10.3	Employment Agreement dated April 23, 2015 with Kent Edney (incorporated by reference from our current report on Form 8-K filed on May 5, 2015)
10.4	Stock Option Agreement dated November 3, 2015 with Michael Caetano (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.5	Stock Option Agreement dated November 3, 2015 with Robert DaCunha (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.6	Stock Option Agreement dated November 3, 2015 with Robert Madzej (incorporated by reference from our current report on Form 8-K filed on November 6, 2015)
10.7	Debt Settlement Agreement dated April 11, 2016 with Apex Energy Consultants Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.8	Debt Settlement Agreement dated April 11, 2016 with Chamonix Canada Inc. (incorporated by reference from our current report on Form 8-K filed on May 19, 2016)
10.9	Debt Settlement Agreement dated January 13, 2017 with Precision Asset Consulting Executives Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.10	Debt Settlement Agreement dated January 13, 2017 with Seahawk Capital Corp. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.11	Debt Settlement Agreement dated January 13, 2017 with CNK Enterprises Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)
10.12	Debt Settlement Agreement dated January 30, 2017 with 2232985 Ontario Inc. (incorporated by reference from our current report on Form 8-K filed on February 3, 2017)

10.13	Membership Interest Purchase Agreement dated April 7, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.14	Membership Interest Purchase Agreement dated April 7, 2017 with Grassy Butte Energy LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.15	Milestone Payment Addendum dated April 7, 2016 with Grassy Butte Energy, Ltd. and Grassy Butte, LLC (incorporated by reference from our current report on Form 8-K filed on April 12, 2017)
10.16	Membership Interest Purchase Agreement dated April 12, 2017 with Blue Phoenix Energy, LLC and Pacific Petroleum, LLC (incorporated by reference from our quarterly report on Form 10-Q filed on October 17, 2017)
10.17	Membership Interest Purchase Agreement dated April 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on April 21, 2017)
10.18	Membership Interest Purchase Agreement dated May 17, 2017 with MAB Resources Holdings LLC and JM Magna Holdings LLC (incorporated by reference from our current report on Form 8-K filed on May 24, 2017)
10.19	First Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.20	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.21	Second Amendment to Purchase and Sale Agreement dated August 17, 2017, 2017 but effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.22	Ratification of Purchase and Sale dated August 17, 2017 but effective as of March 1, 2017 between Fortem Resources Inc. and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 23, 2017)
10.23	Agreement Re: April 2017 SITLA Auction dated April 18, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company LLC (incorporated by reference from our current report on Form 8-K filed on August 24, 2017)
10.24	Debt Conversion Agreement dated November 2, 2017 with Grassy Butte Energy Ltd. (incorporated by reference from our current report on Form 8-K filed on November 9, 2017)
10.25	Debt Conversion Agreement dated December 19, 2017 with LPD Ltd. (incorporated by reference from our current report on Form 8-K filed on December 22, 2017)
10.26	Second Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.27	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.28	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.29	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on June 15, 2018)
10.30	Third Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.31	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.32	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)

10.33	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on August 17, 2018)
10.34	2018 Stock Option Plan (incorporated by reference from our current report on Form 8-K filed on August 24, 2018)
10.35	Asset Sale Agreement (incorporated by reference from our current report on Form 8-K filed on October 2, 2018)
10.36	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on December 17, 2018)
10.37	Broadcast Advertising with USA Radio (incorporated by reference from our current report on Form 8-K filed on February 8, 2019)
10.38	Investor Relations Agreement (incorporated by reference from our current report on Form 8-K filed on March 15, 2019)
10.39	Fourth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.40	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.41	Fifth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.42	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on May 29, 2019)
10.43	Social Media Services Contract dated April 18, 2019 with Oilprice.com (incorporated by reference from our current report on Form 8-K filed on May 31, 2019
10.44	Extension Letter Agreement dated March 13, 2019 (incorporated by reference from our current report on Form 8-K filed on May 31, 2019)
10.45	Consulting Agreement with Atlanta Capital Partners, LLC dated June 13, 2019 (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.46	Statement of Work & Contract dated June 13, 2019 with AMW Public Relations Inc. (incorporated by reference from our current report on Form 8-K filed on June 17, 2019)
10.47	Extension Letter Agreement (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
10.48	Non-Binding Preliminary Indication of Interest dated September 18, 2019 (incorporated by reference from our current report on Form 8-K filed on September 25, 2019)
10.49	Fifth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Black Dragon Energy, LLC and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 27, 2020)
10.50	Ratification of Purchase and Sale dated effective as of March 1, 2017 between Fortem Resources Inc. and WEM Dragon, LLC (incorporated by reference from our current report on Form 8-K filed on May 27, 2020)
10.51	Sixth Amendment to Purchase and Sale Agreement dated effective as of March 1, 2017 between Rolling Rock Resources, LLC and Rockies Standard Oil Company, LLC (incorporated by reference from our current report on Form 8-K filed on May 27, 2020)
10.52	Ratification of Purchase and Sale Agreement dated March 1, 2017 between Rockies Standard Oil Company, LLC and the Company (incorporated by reference from our current report on Form 8-K filed on May 27, 2020)
14.1	Code of Ethics and Business Conduct
16.1	Letter from Dale Matheson Carr-Hilton LaBonte LLP dated September 21, 2018 (incorporated by reference from our current report on Form 8-K filed on September 24, 2018)

68

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

FORTEM RESOURCES INC.

By	/s/ Marc A. Bruner
Marc A. Bruner
Chief Executive Officer, President, Chairman and Director
(Principal Executive Officer)

Date:	July 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Marc A. Bruner
Marc A. Bruner
Chief Executive Officer, President, Chairman and Director
(Principal Executive Officer)

Date:	July 21, 2020

By	/s/ Robert DaCunha
Robert DaCunha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	July 21, 2020

By	/s/ Michael Caetano
Michael Caetano
Chief Operating Officer, Secretary, Treasurer and Director

Date:	July 21, 2020

By	/s/ Konstantine Vatskalis
Konstantine Vatskalis
Director

Date:	July 21, 2020

By	/s/ William Via
William Via
Director

Date:	July 21, 2020

By	/s/ Brett Matich
Brett Matich
Director

Date:	July 21, 2020

