Form 10-Q
period 2020-05-31
Fortem Resources Inc.
filed 2020-07-21
CIK 1382231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2020

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS	2

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS	3

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS	4

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY	5

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS	6

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM BALANCE SHEETS

(Expressed in US dollars - unaudited)

	May 31, 2020	February 29, 2020
	$	$
ASSETS
Current assets
Cash	18,904	13,022
Receivables	25,170	18,925
Prepaid expenses and deposit	9,635	20,514
Due from related parties (Note 7)	21,419	48,392
Total current assets	75,128	100,853

Deposit (Note 5)	42,514	43,517
Equipment (Note 4)	46,635	47,526
Right to the acquisition of mineral exploration project (Note 3)	1	1
Oil and gas properties, full cost method (Note 5)	77,018,553	76,935,275
Total assets	77,182,831	77,127,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 6)	1,837,533	1,684,901
Due to related parties (Note 7)	159,305	113,094
Related party loan payable (Note 7)	57,261	57,261
Notes payable (Note 8)	1,996,651	1,466,289
Total current liabilities	4,050,750	3,321,545

Long term notes payable (Note 9)	112,683	532,319
Asset retirement obligation (Note 10)	32,255	32,310
Deferred tax liabilities (Notes 5)	16,215,677	16,215,677
Total liabilities	20,411,365	20,101,851

Stockholders’ equity
Share capital (Note 11)
Authorized:
750,000,000 common shares, par value $0.001 per share
Issued and outstanding:
122,571,156 common shares (122,571,156 at February 29, 2020)	122,570	122,570
Additional paid in capital	160,719,464	160,719,464
Obligation to issue shares (Note 5)	3,600,000	3,600,000
Accumulated other comprehensive loss	(383,257)	(383,257)
Accumulated deficit	(107,287,311)	(107,033,456)
Total stockholders’ equity	56,771,466	57,025,321
Total stockholders’ equity and liabilities	77,182,831	77,127,172

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Expressed in US dollars - unaudited)

	For the three months ended May 31,
	2020	2019
	$	$
General and administrative expenses
Accretion of asset retirement obligation (Note 10)	776	736
Consulting	-	17,885
Depreciation (Note 4)	891	891
Investor relations	6,406	2,830
Management fees	30,000	90,000
Office, travel and general	68,628	225,930
Professional fees	97,716	113,607

Loss from operations	(204,417)	(451,879)

Foreign exchange gain	39,752	1,250
Gain on settlement of debt (Note 6)	-	27,227
Interest income	130	212
Interest expense	(89,320)	(53,119)
	(49,438)	(24,430)

Loss and comprehensive loss for the period	(253,855)	(476,309)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of basic and diluted common shares outstanding	122,571,156	122,538,547

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US dollars - Unaudited)

	For the three months ended May 31,
	2020	2019
	$	$
Cash flows used in operating activities
Loss for the period	(253,855)	(476,309)
Non-cash items
Accretion of asset retirement obligation	776	736
Depreciation	891	891
Gain on settlement of debt	-	(27,227)
Interest income accrued	(130)	212
Interest expense	89,320	53,119
Accrued management fees and expenses	65,485	30,000
Unrealized foreign exchange	(6,524)	614
Changes in non-cash working capital items
Receivable	(6,245)	1,256
Prepaid expenses and deposit	10,879	(12,302)
Accounts payable and accrued liabilities	40,848	(15,322)
Cash used in operating activities	(58,555)	(444,332)

Cash flows used in investing activities
Expenditures on oil and gas properties	(13,262)	(109,933)
Deferred acquisition costs	-	(74,951)
Cash used in investing activities	(13,262)	(184,884)

Cash flows from financing activities
Proceeds from warrants exercised, net of issuance costs	-	186,000
Notes payable	70,000	560,000
Net proceeds from (repaid to) related parties	7,699	(88,089)
Cash provided by financing activities	77,699	657,911

Change in cash	5,882	28,695
Cash, beginning of period	13,022	35,171
Cash, end of period	18,904	63,866

Non-cash transactions
Oil and gas properties expenditures in accounts payable	1,261,526	326,085

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in US dollars - Unaudited)

Three months ended May 31, 2020

						Accumulated
	Share Capital		Additional	Obligation		Other	Total
	Number		Paid In	To Issue		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Deficit	Loss	Equity
		$	$	$	$	$	$
Balance, February 29, 2020	122,571,156	122,570	160,719,464	3,600,000	(107,033,456)	(383,257)	57,025,321

Loss for the period	-	-	-	-	(253,855)	-	(253,855)
Balance, May 31, 2020	122,571,156	122,570	160,719,464	3,600,000	(107,287,311)	(383,257)	56,771,466

Three months ended May 31, 2019

						Accumulated
	Share Capital		Additional	Obligation		Other	Total
	Number		Paid In	To Issue		Comprehensive	Stockholders’
	of Shares	Amount	Capital	Shares	Deficit	Loss	Equity
		$	$	$	$	$	$
Balance, February 28, 2019	122,071,156	122,070	160,533,964	3,600,000	(39,072,069)	(383,257)	124,800,708

Warrants exercised	500,000	500	199,500	-	-	-	200,000
Share issue costs	-	-	(14,000)	-	-	-	(14,000)
Loss for the period	-	-	-	-	(476,309)	-	(476,309)
Balance, May 31, 2019	122,571,156	122,570	160,719,464	3,600,000	(39,548,378)	(383,257)	124,510,399

The accompanying notes are an integral part of these consolidated condensed interim financial statements

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Fortem Resources Inc. (the “Company”) was incorporated in the State of Nevada on July 9, 2004. The Company focuses its business efforts on the acquisition, exploration, and development of oil and gas properties.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2020, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated. The Company has an accumulated deficit of $107,287,311.

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

In July 2019, the Company’s common shares ceased trading on the TSX Venture Exchange pursuant to a cease trade order (“CTO”) issued by the Alberta Securities Commission (“ASC”).

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

The Company’s operations, financings, and assets have been negatively impacted by the CTO, falling oil prices and demand, the COVID-19 pandemic among other items.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated condensed interim financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements from the year ended February 29, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited consolidated condensed interim financial statements should be read in conjunction with those financial statements included in the 10-K report. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending February 28, 2021.

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

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of the common stock that were outstanding during the years presented. There were 2,000,000 (February 29, 2020 - 2,000,000) potentially dilutive securities excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, rights to acquisition, the assumptions used to record asset retirement obligations, the assumptions used to determine the fair value of derivative financial assets and liabilities, and valuation of share-based payments.

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

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

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

4. EQUIPMENT

Oil and gas equipment
$
Cost:
At February 28, 2019, February 29, 2020, and May 31, 2020	71,284
Depreciation:
At February 28, 2019	20,194
Charge for the year	3,564
At February 29, 2020	23,758
Charge for the period	891
At May 31, 2020	24,649
Net book value:
At February 29, 2020	47,526
At May 31, 2020	46,635

5. OIL AND GAS PROPERTIES, FULL COST METHOD

	Canada		US
	Compeer	Godin	Black Dragon	Rolling Rock	Total
	$	$	$	$	$
Balance, February 28, 2019	720,060	60,373,011	39,260,344	40,528,157	140,881,572

Acquisition	-	-	50,000	50,000	100,000
Exploration	13,272	104,791	125,626	185,838	429,527
Write down	(350,104)	-	(23,361,726)	(40,763,994)	(64,475,824)
Balance, February 29, 2020	383,228	60,477,802	16,074,244	1	76,935,275

Exploration	10,148	23,447	26,177	23,506	83,278

Balance, May 31, 2020	393,376	60,501,249	16,100,421	23,507	77,018,553

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

5. OIL AND GAS PROPERTIES, FULL COST METHOD (continued)

Compeer Property

The Compeer Property is located in Alberta, Canada. The Company has $42,514 (February 29, 2020 - $43,517) in bonds held with the Alberta Energy Regulator for its oil and gas properties.

During the year ended February 29, 2020, the Company recorded a write down of $350,104.

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

As at May 31, 2020, the Company is obligated to issue 2,000,000 common shares valued at $3,600,000 to one of the vendors which holds rights in the Godin property. These shares are to be issued on each of the second and third anniversaries of the closing date. 1,000,000 shares due on each of the second and third anniversary cannot currently be issued due to the CTO issued to the Company (Note 1). The Company has not received a notice of default from the vendor. Included in the capitalized value of the property is a deferred tax liability of $16,215,677.

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

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

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

Carry Obligation

As per the terms of the Black Dragon PSA, and in addition to the Black Dragon Cash Consideration, the Company is required to pay all costs and expenses incurred on the assets with respect to any and all exploration, development and production during the carry period. The “Carry Period” continues until the later of either (i) the date that the Company pays the full Black Dragon Cash Consideration set out above or (ii) the date that the Company pays all costs and expenses for the drilling, logging, testing and completion of two new wells, each well with a horizontal leg extending at least 2,000 feet in the target zone within the Moenkopi formation (the “Two Obligation Wells”). The Company is required to drill to completion or cause to be drilled to completion (or plugging and abandonment) the Two Obligation Wells on or before November 1, 2020, failing which, the Company’s right to earn any assignment in and to the assets will terminate immediately. For each vertical well drilled to 200 feet below the top of the Kaibab formation through completion (or plugging or abandonment) within a Federal Unit, the obligation deadline will be amended to the later of (i) the current obligation deadline or (ii) 6 months from the date the rig that drilled such vertical well to total depth has been removed from the wellsite

During the year ended February 29, 2020, the Company recorded a write down of $23,361,726.

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

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

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

During the year ended February 29, 2020, the Company recorded a write down of $40,763,994.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2020	February 29, 2020
	$	$
Accounts payable	1,692,926	1,563,102
Accrued liabilities	144,607	121,799
	1,837,533	1,684,901

During the year ended February 29, 2020, the Company entered into a settlement and release agreement to settle certain balances owing to a vendor of the Company. As a result, the Company recorded a gain on settlement of debt of $27,227.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

7. RELATED PARTY TRANSACTIONS

Due to/from related parties consist of the following:

	May 31, 2020	February 29, 2020
	$	$
Due from a company controlled by a director	21,419	48,392
Due to directors and officers of the Company	159,305	113,094

As at May 31, 2020, the Company has an accrued interest balance of $57,261 (February 29, 2020 - $57,261) in note obligations owing to a company with a common director.

Amounts due to/from related parties are unsecured with no specific terms of repayment.

8. NOTES PAYABLE

As at May 31, 2020, the Company had $1,996,651 (February 29, 2020 - $1,466,289) in short term notes obligations due to various third parties. A note payable of $19,942 is unsecured, non-interest bearing and payable upon demand. The remaining balance of the notes payable are unsecured, bearing interest of 10% per annum and due from August 2020 to May 2021.

9. LONG TERM NOTES PAYABLE

As at May 31, 2020, the Company had $112,683 (February 29, 2020 - $532,319) in long term notes obligations due to various third parties. The notes payable are unsecured, bearing interest of 10% per annum and due from July to October 2021.

10. ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation relates to the Compeer Property. The asset retirement obligation was estimated based on the Company’s understanding of its requirements to reclaim currently disturbed areas. Significant reclamation and closure activities include land rehabilitation, water, removal of building and well facilities and tailings reclamation. The undiscounted estimate of this liability was $36,265 (February 29, 2020 - $37,235) reflecting payments commencing in 2024. This estimate was adjusted for an inflation rate of 2.00% and then discounted at a rate of 10.00% for a net present value of $32,255 (February 29, 2020 - $32,310) as at May 31, 2020.

$
Balance, February 28, 2019	29,272
Foreign exchange adjustment	63
Accretion expense	2,975
Balance, February 29, 2020	32,310
Foreign exchange adjustment	(831)
Accretion expense	776
Balance, May 31, 2020	32,255

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

11. SHARE CAPITAL

The Company issued common shares as follows:

In March 2019, the Company issued 500,000 shares in relation to the exercise of 500,000 warrants for total proceeds of $200,000.

The Company paid a total of $14,000 in finder’s fees in connection with the equity financing.

Escrow Shares

As at May 31, 2020, the Company has 18,103,500 shares in escrow

Warrants

As at May 31, 2020 and February 29, 2020, there were no warrants outstanding.

Stock Options

The Company’s Stock Option Plan allows a maximum 9,777,115 shares to be reserved for issuance under the plan. Options granted under the plan may not have a term exceeding 10 years and vesting provisions are at the discretion of the Board of Directors.

Below is a summary of the share option transactions:

	Number of Outstanding and Exercisable Options	Weighted Average Exercise Price per Options
		$
Outstanding at February 28, 2019, February 29, 2020, and May 31, 2020	2,000,000	0.10

A summary of the stock options outstanding and exercisable at May 31, 2020 is as follows:

Exercise Price	Number Outstanding and Exercisable	Expiry Date	Aggregate Intrinsic Value
$			$
0.10	2,000,000	November 3, 2020	780,000

As at May 31, 2020, the remaining contractual life of the stock options outstanding was 0.43 years.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing OTC stock price of $0.49 per share as of May 31, 2020.

FORTEM RESOURCES INC.

NOTES TO CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

For the three months ended May 31, 2020

(Expressed in US dollars - unaudited)

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The estimated fair values for financial instruments are determined based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, receivables, deposit, due from related parties, accounts payable and accrued liabilities, due to related parties, related party loan payable and notes payable approximate their carrying value due to the short-term nature of those instruments.

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

13. SEGMENTED INFORMATION

The Company has one operating segment, being the acquisition and exploration of oil and gas properties. Geographic information is as follows:

	As at May 31, 2020
	Canada	US	Total
	$	$	$
Deposit	42,514	-	42,514
Equipment	46,635	-	46,635
Oil and gas properties, full cost method	60,894,625	16,123,928	77,018,553
	60,983,774	16,123,928	77,107,702

	As at February 29, 2020
	Canada	US	Total
	$	$	$
Deposit	43,517	-	43,517
Property and equipment	47,526	-	47,526
Oil and gas properties, full cost method	60,861,030	16,074,245	76,935,275
	60,952,073	16,074,245	77,026,318

14. CONTINGENCIES

In April 2019, a complaint was filed against the Company for intentional interference with contractual relationship, wrongful interference with prospective economic advantage, inducement of breach of contract and aiding and abetting breach of fiduciary duty by the Company through the wrongful actions of its director and chief executive officer and its director and chief operating officer. The Company’s counsel has applied to the Court seeking dismissal of the Action, which application is pending. Management believes the likelihood of an unfavorable judgment against the Company is low; as such, no amounts have been recorded as at May 31, 2020.

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

Compeer Oil and Gas Operations

As of May 31, 2020, we have incurred $393,376 in exploration costs to drill, complete and equip the Test Well. We also recorded $32,255 in asset retirement obligations related to the future plugging and abandonment of the Test Well.

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

On May 22, 2020, but effective as of March 1, 2017, we entered into a fifth amendment to purchase and sale agreement (the “Black Dragon Fifth Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Fifth Amendment has the effect of postponing certain payments relating to the Moenkopi formation under the Black Dragon PSA until August 1, 2020.

On July 18, 2020, but effective as of March 1, 2017, we entered into a sixth amendment to purchase and sale agreement (the “Black Dragon Sixth Amendment”), which amended the terms of the Black Dragon PSA. The Black Dragon Sixth Amendment has the effect of:

●	postponing payment of the remaining US$3.8 million owed under the Black Dragon PSA relating to the Moenkopi Formation until receipt of the proceeds of one or more financings by the Company, in which case the Company must pay 12.5% of the proceeds of each financing close until payment in full;

●	extending the outside date of full payment of the remaining US$3.8 million to November 1, 2020;

●	extending the “Obligation Deadline” for drilling obligations to November 1, 2020;

●	requiring the Company to re-enter and perform workover operations reasonably aimed at cleaning out the bore of the Wellington Flats Well and restoring that well to production on or prior to November 1, 2020; and

●	extending the deadline for bond replacement to November 1, 2020.

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

Within 10 business days after the later of Rolling Rock paying the cash consideration in full or Rolling Rock meeting in full its carry obligation, the vendor agreed to convey to Rolling Rock an undivided 75% of the vendor’s right, title and interest in and to the Leases, or a 80% net revenue interest in the Leases as further described in the Rolling Rock PSA. Notwithstanding this transfer, within 10 business days after the later of payment of $300,000 on or before November 1, 2020 (which amount is in addition to the deposit and included in the cash consideration set out above) and the replacement of the vendor’s bonds on or before November 1, 2020, the vendor agreed to convey to Rolling Rock an undivided 75% of the vendor’s right, title and interest in and to the Cisco Dome leases and related assets as further set out in the Rolling Rock PSA. However, if Rolling Rock fails to timely meet any of its obligations under the Rolling Rock PSA, after having taken assignment of the Cisco Dome leases and assets, then, if the vendor elects in its sole discretion, Rolling Rock is required to reassign the Cisco Dome leases and assets to the vendor without any additional encumbrances.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended May 31, 2020 and 2019 which are included herein:

	For the three months ended May 31,
	2020	2019
Oil and gas sales	$-	$-
Expenses	$204,417	$451,879
Net loss	$(253,855)	$(476,309)

Revenues

During the three months ended May 31, 2020, we did not generate any revenue (May 31, 2019 - $nil).

Expenses

Expenses decreased during the three months ended May 31, 2020 to $204,417 as compared to $451,879 during the three months ended May 31, 2019.

The table below details the changes in major expenditures for the three months ended May 31, 2020 as compared to the corresponding three months ended May 31, 2019:

Expenses	Increase / Decrease in Expenses	Explanation for Change
Consulting fees	Decrease of $17,885	Decrease in the current period as consulting fees related to the oil and gas properties in Canada and US are capitalized in fiscal 2021.
Management fees	Decrease of $60,000	Decrease due to change in CEO compensation.
Office, travel and general expenses	Decrease of $157,302	Decrease due to fewer corporate activities as a result of the COVID-19 pandemic.
Professional fees	Decrease of $15,891	Decrease in the current period as less professional services were used for corporate filings, accounting, and professional services.

Liquidity and Capital Resources

Working Capital

	May 31, 2020	February 29, 2020
Current Assets	$75,128	$100,853
Current Liabilities	$4,050,750	$3,321,545
Working Capital (Deficiency)	$(3,975,622)	$(3,220,692)

As of May 31, 2020, we had cash of $18,904 and a working capital deficiency of $3,975,622 compared to cash of $13,022 and working capital deficiency of $3,220,692 as of February 29, 2020.

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

Cash Flows

	Three months ended May 31, 2020	Three months ended May 31, 2019
Net Cash Used in Operating Activities	$(58,555)	$(444,332)
Net Cash Used in Investing Activities	$(13,262)	$(184,884)
Net Cash Provided by Financing Activities	$77,699	$657,911
Net change in Cash	$5,882	$(28,695)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2020, compared to our cash used in operating activities for the three months ended May 31, 2019, decreased by $385,777, primarily due to decrease in general and administrative expenses.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2020, compared to our cash used in investing activities for the three months ended May 31, 2019, decreased by $171,622 due to lower expenditures on oil and gas properties and deferred acquisition costs.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2020, compared to our cash provided by financing activities for the three months ended May 31, 2019, decreased by $580,212, due to lower notes payable financing completed in the current period.

Contractual Obligations

Our future contractual obligations as of May 31, 2020 consisted of the following:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Note payable	$1,996,651	$1,996,651	-	-	-
Long term notes payable	$112,683	$-	112,683	-	-

Outstanding Shares, Options, Warrants

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

Going Concern

Our interim financial statements and information for the period ended May 31, 2020, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no significant revenues to date and have incurred a net loss of $253,855 during the three month period ended May 31, 2020, and an accumulated deficit of $107,287,311 from inception. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses in our internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended February 29, 2020, filed on July 20, 2020.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2015, the Company reached a settlement agreement for a total of $149,784 (CAD$200,000) in eight equal monthly installments of $18,723 (CAD$25,000) starting February 1, 2016. Upon receipt of the final installment, the vendor agreed to discontinue the claim and provide a release to the Company. The Company only made one installment payment of CAD$25,000 applied against the original claim and the settlement agreement was defaulted. As a result, there was a balance owing of CAD$256,267 as at May 31, 2020.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $107,287,311 as at May 31, 2020. We may not be able to generate significant revenues in the future. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the three month period ended May 31, 2020, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

